Form 10-K
period 1996-12-31
ASA HOLDINGS INC
filed 1997-03-31
CIK 1023944

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1996

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

                         Commission file number 33-13071

                               ASA HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

            GEORGIA                                          58-2258221
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

         100 HARTSFIELD CENTRE PARKWAY SUITE 800, ATLANTA, GEORGIA 30354
         (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (404) 766-1400

Securities registered pursuant to Section 12(b) of the Act:

      NONE                                              NONE
(Title of class)                                  (Name of each exchange
                                                    on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK $0.10 PAR VALUE
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                                                    FACING PAGE
                                                                    Page 2 of 2

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 3, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the $22.75 closing sales price of such stock on The Nasdaq Stock Market's National Market on that date, was approximately $464,054,000.

         As of March 3, 1997, the Registrant had 29,963,570 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

         Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held May 21, 1997, are incorporated by reference into Part III of this Report on Form 10-K.

                             ASA HOLDINGS, INC.
                         ANNUAL REPORT ON FORM 10-K
                              TABLE OF CONTENTS

PART I   .....................................................................................1
  ITEM 1.  BUSINESS...........................................................................1
           General  ..........................................................................1
           Delta Connection...................................................................2
           Route System.......................................................................3
           Fares    ..........................................................................5
           Flight Equipment...................................................................6
           Personnel and Operations...........................................................7
           Maintenance........................................................................8
           Aviation Fuel......................................................................9
           Marketing.........................................................................10
           Competition and Industry Considerations...........................................11
           Economy  .........................................................................11
           Seasonality.......................................................................12
           Regulation........................................................................12
           Insurance.........................................................................15
           Extraordinary Events..............................................................15
           Executive Officers................................................................15
  ITEM 2.  PROPERTIES........................................................................16
  ITEM 3.  LEGAL PROCEEDINGS.................................................................17
  ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.................................18

PART II  ....................................................................................19
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS...............................................................19
           Market Information................................................................19
           Dividends and Share Repurchases...................................................20
           Recent Sales of Unregistered Securities...........................................21
  ITEM 6.  SELECTED FINANCIAL DATA...........................................................21
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.........................................................24
           Reorganization....................................................................24
           Liquidity and Capital Resources...................................................25
           Accounting Standards..............................................................29
           Results of Operations.............................................................29
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................34
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...............................................55

PART III ....................................................................................55
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................55


   ITEM 11.   EXECUTIVE COMPENSATION..........................................................55
   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT......................................................................55
   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................55

PART IV  .....................................................................................56
   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K........................................................................56

SCHEDULE I -  CONDENSED FINANCIAL INFORMATION OF REGISTRANT...................................65

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES..................................67

                                     PART I

ITEM 1.   BUSINESS

General

         ASA Holdings, Inc. ("ASA HOLDINGS") is incorporated under the laws of the State of Georgia. Its principal offices are located at 100 Hartsfield Centre Parkway, Suite 800, Atlanta, Georgia 30354 and its telephone number is (404) 766-1400.

         ASA Holdings is a holding company the principal assets of which are the shares of its wholly owned subsidiaries Atlantic Southeast Airlines, Inc., a Georgia corporation ("ASA"), and ASA Investments, Inc., a Delaware corporation ("ASA INVESTMENTS"). ASA Holdings considers the airline business of ASA to be its only industry segment. All references herein to the "COMPANY" shall refer collectively to ASA Holdings, ASA, and ASA Investments.

         ASA Holdings became the parent holding company for ASA and ASA Investments pursuant to a corporate reorganization that was effective after the close of business on December 31, 1996 (the "REORGANIZATION"). Pursuant to the Reorganization, ASA merged with a wholly owned subsidiary of ASA Holdings (the "MERGER"). Prior to the Merger, ASA Holdings was a wholly owned subsidiary of ASA. Pursuant to the Merger, each issued and outstanding share of ASA's common stock, $0.10 par value per share ("ASA COMMON STOCK"), was automatically converted into one share of ASA Holdings' common stock, $0.10 par value per share ("HOLDINGS COMMON STOCK"), except for shares of ASA Common Stock then held by ASA as treasury shares, which were cancelled as part of the Merger. See "DIVIDENDS AND SHARE REPURCHASES" herein. Immediately after the consummation of the Merger, on December 31, 1996, ASA effected a dividend of all the capital stock of ASA's wholly owned subsidiary, ASA Investments, to ASA Holdings.

         ASA is a certificated air carrier providing regularly scheduled, high frequency airline service between (i) Hartsfield Atlanta International Airport in Atlanta, Georgia (the "ATLANTA HUB") and 36 other airports in Alabama, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia and (ii) Dallas/Fort Worth International Airport in Dallas, Texas (the "DALLAS/FORT WORTH HUB") and 22 other airports in Arkansas, Kansas, Louisiana, Mississippi, Oklahoma and Texas. ASA is the largest regional carrier serving Hartsfield Atlanta International Airport with more flights per week than any other regional carrier. ASA currently operates over 3,800 flights per week. A majority of ASA's flights are utilized primarily by business, government and military passengers to make connections with flights operated by Delta Air Lines, Inc. ("DELTA") and other air carriers from the Atlanta and Dallas/Fort Worth hubs.

         As of March 3, 1997, ASA's operating fleet consisted of 75 turboprop airplanes, 12 of which seat 66 passengers and the remaining 63 of which seat 30 passengers, and 5 jets that seat 88 passengers each. In January 1997, ASA announced its intention to expand its fleet through the acquisition of 30 jets that seat 50 passengers each. See "FLIGHT EQUIPMENT" herein.

         In fiscal 1996, ASA Holdings reported a record $56.6 million profit and an 18.1% increase in earnings per share. Revenues increased 14.2% and net income increased 10.7%. ASA also carried a record number of passengers in fiscal 1996. See "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" herein.

         The sole business of ASA Investments is to manage certain cash assets contributed to it by ASA Holdings and its other subsidiaries. As of December 31, 1996, ASA Investments had total assets of approximately $132,000,000.

Delta Connection

         Since 1984, ASA has operated from the Atlanta and Dallas/Fort Worth hubs as a "Delta Connection" carrier pursuant to a marketing agreement (the "DELTA CONNECTION AGREEMENT") with Delta. As a Delta Connection carrier, ASA's flights are shown under Delta's two letter code designation (DL) in the automated airline reservation systems used throughout the industry and in the Official Airline Guide. ASA is assigned a series of distinctive Delta flight numbers that travel agents and airline reservation personnel are able to distinguish as those operated as a Delta Connection carrier. Passengers served by Delta Connection carriers are able to take advantage of the cost savings inherent in through fares and are offered Delta frequent flyer mileage and a full range of promotional fares provided by Delta and ASA. In addition, ASA is able to offer its passengers coordinated schedules for timely connections with Delta flights. See "FARES" and "MARKETING" herein.

         Approximately 80% of ASA's passengers during fiscal 1996 connected with or from Delta flights at the Atlanta or the Dallas/Fort Worth hubs. See "ROUTE SYSTEM" herein.

         ASA believes that its marketing agreement with Delta is similar to those that exist between Delta and other Delta Connection Carriers and in substance to those that exist between other major and regional air carriers. The Delta Connection Agreement has been in effect since 1984 and may be terminated by either party by giving no less than 30-days' advance written notice. ASA believes that its relationship with Delta is good and does not anticipate any termination of the Delta Connection Agreement. Given ASA's relationship with Delta, ASA's results of operations and financial condition may be favorably or adversely impacted by Delta's decisions regarding its flight routes and other operational matters. ASA has historically benefited from its relationship with Delta but there can be no assurance that such benefits will occur in the future. Any material modification of this relationship with Delta could have a material adverse effect on ASA and ASA Holdings.

         As of March 3, 1997, Delta Air Lines Holdings, Inc., a wholly owned subsidiary of Delta ("DELTA HOLDINGS"), owned approximately 27% of the outstanding Holdings Common Stock. Pursuant to the terms of a Stock Agreement among Delta, Delta Holdings, ASA Holdings and ASA dated as of March 17, 1997, (the "STOCK AGREEMENT"), (a) at Delta's request, ASA Holdings will include at least two designees of Delta or Delta Holdings who are reasonably acceptable to ASA Holdings on the slate of nominees for election as members of ASA Holdings' Board of Directors and (b) ASA Holdings will use its reasonable best efforts to assure that the designated individuals are elected to ASA Holdings' Board of Directors so long as Delta or Delta Holdings continue to own at least 10% of the outstanding Holdings Common Stock. Prior to the Reorganization, Delta had rights substantially similar to those which it has under the Stock Agreement pursuant to a written agreement with ASA.

Route System

         As of March 3, 1997, ASA's route system included service between the Atlanta hub and 36 other airports in Alabama, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia. ASA also operates a similar hub and spoke operation in Dallas/Fort Worth. As of March 3, 1997, ASA provided service from the Dallas/Fort Worth hub to 22 airports in Arkansas, Kansas, Louisiana, Mississippi, Oklahoma and Texas. For information regarding ASA's operating fleet, see "FLIGHT EQUIPMENT" herein.

         ASA's flight schedules are structured to facilitate the connection of its passengers with Delta's flights at the Atlanta and Dallas/Fort Worth hubs. Approximately 80% of ASA's passengers connected with or from Delta flights at the Atlanta or Dallas/Fort Worth hubs. See "DELTA CONNECTION" herein.

      The following tables describe ASA's route system as of March 3, 1997:


                               ATLANTA HUB
                                       Air Mileage           Date Service
Airport Served                         From Atlanta Hub         Commenced
-------------------------------------------------------------------------
Albany, GA                                          146            8/1/82
Alexandria, LA                                      485           12/1/95
Asheville, NC                                       164            8/1/82
Augusta, GA                                         143           4/24/83
Brunswick, GA                                       238            6/1/81
Charleston, WV                                      363            2/1/86
Charlotte, NC                                       227            4/1/91
Chattanooga, TN                                     106            6/1/91
Columbus, GA                                         83           6/27/79
Columbus, MS                                        241          12/15/84
Dothan, AL                                          171          10/31/82
Evansville, IN                                      350            6/1/89
Fayetteville, NC                                    331           11/1/85
Florence, SC                                        273           9/11/92
Fort Walton Beach, FL                               250          11/15/82
Gainesville, FL                                     300           10/1/85
Greensboro/High-Point/
  Winston-Salem, NC                                 306            6/1/91
Greenville/Spartanburg, SC                          153           4/25/82
Gulfport/Biloxi, MS                                 352            3/2/91

                               ATLANTA HUB
                                        Air Mileage        Date Service
Airport Served                       From Atlanta Hub         Commenced
---------------------------------------------------------------------------
Jackson, MS                                         341          4/4/93
Jacksonville, NC                                    399        12/15/92
Lafayette, LA                                       503         12/1/95
Lexington, KY                                       303        12/15/90
Louisville, KY                                      321          4/4/93
Lynchburg, VA                                       389          7/1/94
Macon, GA                                            79         3/20/80
Meridian, MS                                        267         11/1/84
Montgomery, AL                                      147          6/1/82
Myrtle Beach, SC                                    317          9/1/86
Panama City, FL                                     247          3/1/84
Pensacola, FL                                       272          4/1/91
Roanoke, VA                                         357        12/15/85
Tallahassee, FL                                     223        12/15/85
Tri-Cities, TN                                      227        10/31/82
Valdosta, GA                                        208          9/9/81
Wilmington, NC                                      377         9/17/90

                             DALLAS/FORT WORTH HUB
                                               Air Mileage From   Date Service
Airport Served                              Dallas/Fort Worth Hub    Commenced
------------------------------------------------------------------------------
Alexandria, LA                                        297          10/1/87
Amarillo, TX                                          313           7/1/93
Beaumont/Port Arthur, TX                              270           2/1/87
Columbus, MS                                          491          12/1/95
Corpus Christi, TX                                    354           6/1/93
Fayetteville, AR                                      270         12/15/86
Fort Smith, AR                                        227         12/15/86
Houston, TX (Intercontinental)                        224          10/1/93
Houston, TX (Hobby)                                   247           5/1/94
Killeen, TX                                           130           5/1/87
Lafayette, LA                                         351         12/15/87
Lawton, OK                                            140           2/1/87
Lubbock, TX                                           282           7/1/93
Meridian, MS                                          485          12/1/95
Monroe, LA                                            293          9/12/94
Oklahoma City, OK                                     175           7/1/93
San Antonio, TX                                       247          10/1/93
Shreveport, LA                                        190          12/1/95
Texarkana, AR                                         181         12/15/86



                          DALLAS/FORT WORTH HUB
                                            Air Mileage From      Date Service
Airport Served                           Dallas/Fort Worth Hub       Commenced
------------------------------------------------------------------------------

Tulsa, OK                                           237                6/1/93
Wichita, KS                                         328                7/1/93
Wichita Falls, TX                                   113              12/15/86

         ASA provides service on all of its routes every weekday with reduced service on weekends.

Fares

         ASA derives its revenues primarily from local fares and through fares. Local fares are those fares for one way and round trips that are not combined with the fare of another air carrier. Through fares are fares for transportation provided jointly by ASA and another carrier and are normally less than the sum of the fares that would otherwise be charged by each carrier for that portion of the total trip provided by it.

         ASA operates as a Delta Connection carrier pursuant to a marketing program with Delta. See "DELTA CONNECTION" herein. In addition to the Delta Connection Agreement, ASA is a party to interline passenger, reservation, ticketing and baggage agreements with each of the other major air carriers with which ASA transacts any significant amount of business. These agreements permit each carrier to reserve seats and sell tickets for flights on the other contracting carrier, provide that each carrier will honor ticket forms of the other carriers and provide for an interline baggage exchange system at airport terminals.

         ASA distributes revenues derived from through fares among the participating air carriers using various proration formulas. The most widely used method of settlement involves a straight rate prorate division, unless the carriers enter into agreements providing otherwise. The various pricing structures are generally presented in the Airline Tariff Publishing Company's electronic tariff, Passenger Interline Pricing Prorate System (PIPPS).

         Air carriers are permitted to set domestic ticket prices without governmental regulation. See "REGULATION" herein. As a result, the industry generally is subject to substantial price competition. See "COMPETITION AND INDUSTRY CONSIDERATIONS" herein.

         The aviation trust fund tax, a 10% federal excise tax on tickets sold, expired effective January 1, 1996, was reinstated effective August 27, 1996, expired again effective January 1, 1997, and was reinstated again effective March 7, 1997. In addition, legislation that was effective in 1992 allows public airports to impose passenger facility charges of up to $3.00 per departing or connecting passenger. Price competition may have an impact on ASA's ability to pass these charges on to its customers. See "COMPETITION AND INDUSTRY CONSIDERATIONS" herein.

Flight Equipment

         As of March 3, 1997, ASA's operating fleet consisted of 75 turboprop airplanes, 12 of which seat 66 passengers and the remaining 63 of which seat 30 passengers, and 5 jets which seat 88 passengers each. The age of this fleet ranged from 3 to 12 years. The following table describes ASA's current operating fleet as of March 3, 1997:

                                           Number of              Number of
                                           Aircraft               Aircraft
                   Aircraft Type             Owned                 Leased              Average Age
----------------------------------------------------------  --------------------- ----------------------
ATR-72 Turboprop
(66 passenger capacity)                        4                      8                  3.2 years

Embraer Brasilia Turboprop (EMB-120)
(30 passenger capacity)                       59                      4                  7.8 years

BAe 146-200 Jet                               -                       5                  9.5 years
(88 passenger capacity)

         ASA's Embraer Brasilia EMB-120 turboprop aircraft ("BRASILIAS") operate on mainly medium to long-haul routes from the Atlanta and Dallas/Fort Worth hubs. ASA's Brasilias are very fuel efficient and, because of their operating economy, can provide high frequency service in markets with relatively low volumes of passenger traffic. These aircraft are powered by two Pratt & Whitney turboprop engines and accommodate 30 passengers. ASA leases four of the Brasilias pursuant to operating leases. Two leases expire in December 1998, one will expire in June 1999 and one will expire in December 1999.

         As of March 3, 1997, ASA operated three ATR-72 turboprop aircraft ("ATRs") from the Dallas/Fort Worth hub and nine ATRs from the Atlanta hub. ASA expects to allocate all 12 ATRs to the Atlanta hub after May 1, 1997. ASA has used the ATRs to replace smaller aircraft and increase capacity in existing markets where the volumes are higher than can economically be handled by the Brasilias. The ATRs are 66-passenger aircraft, powered by two Pratt & Whitney turboprop engines, and are built by Avions de Transport Regional, a joint enterprise involving Alenia-Aeritalia & Selenia S.P.A., an Italian aircraft manufacturer, and Aerospatiale Societe Nationale Industrielle, a French aircraft manufacturer. ASA leases eight ATRs pursuant to a lease with a seven-year term. ASA also owns four ATRs, the majority of the purchase price of which was provided by bank financing. ASA has an option to acquire 16 additional ATRs.

         ASA operates five British Aerospace BAe 146-200 jets ("BAe JETS"). The BAe Jets are each powered by four Allied Signal high by-pass jet engines. The BAe Jets feature very low noise levels, a wide passenger aisle, ample overhead storage and five-abreast seating. The Federal Aviation

Administration ("FAA") certified BAe Jets to operate with a maximum capacity of 108 passengers. ASA is operating the BAe Jets in an 88-passenger configuration to provide more spacious seating for its passengers. ASA uses the BAe Jets where volume requirements necessitate the use of that size aircraft. Four BAe Jets were added to ASA's flight schedule in December 1995 and a fifth BAe Jet was added on February 1, 1996. ASA used the BAe Jets to expand service from the Atlanta hub to Panama City and Fort Walton Beach, Florida; Tri-Cities and Chattanooga, Tennessee; Asheville, North Carolina; Myrtle Beach, South Carolina and Gulfport, Mississippi. ASA replaced Delta's jet service in all of these markets except Fort Walton Beach, Myrtle Beach and Gulfport. ASA acquired each of these five previously-operated BAe Jets under an operating lease for a term of five years (which can be terminated after two years at ASA's option). Four of the leases are scheduled to expire in December 2000 and the fifth lease is scheduled to expire in February 2001. ASA has the option to extend each of these leases, upon terms to be decided, within 12 months of the expiration of the original lease term. ASA has options to lease up to 15 additional BAe Jets.

         On January 7, 1997, ASA announced its intentions to acquire 30 Canadair Regional Jet aircraft ("CRJs") and to secure options to acquire up to an additional 60 CRJs, subject to the effectiveness of a definitive acquisition agreement with Bombardier, Inc., a definitive financing commitment with the Export Development Corporation of Canada and a definitive agreement with General Electric Company with respect to the acquisition of the Model CF34-3B1 engines and related spare parts. ASA expects to begin taking delivery of the 50-passenger CRJs during the second half of 1997 at the rate of one aircraft per month. ASA estimates that the cost of the first 30 CRJs, including spare parts, will be approximately $600 million. ASA plans to use the new CRJs primarily for growth in new long-haul markets as well as to replace some turboprop aircraft on existing routes from its Atlanta hub. The CRJs are more effective than the BAe Jets over long-haul routes because the CRJs are faster.

         ASA has pledged 48 of the Brasilias it owns and all four of the ATRs it owns, as well as a significant portion of its spare parts, to secure long-term indebtedness of ASA.

Personnel and Operations

         ASA's employees perform substantially all phases of ASA's operations, including ticketing, maintenance, ground and in-flight service and training. As of March 3, 1997, ASA had approximately 2,433 employees, of which 1,064 were flight personnel, 956 were ground service personnel, 306 were maintenance personnel and the remainder were management, supervisory and clerical employees. As of March 3, 1997, ASA Holdings had three employees, all of whom provide management services for ASA Holdings' subsidiaries, and ASA Investments had two employees, both of whom were management employees.

         During 1987, the Airline Pilots Association ("ALPA") was certified to represent ASA's pilots. ASA and ALPA negotiated a three-year collective bargaining agreement which was effective from October 1992 through October 1995. In September 1988, ASA's flight attendants voted to join the Association of Flight Attendants ("AFA"). ASA and AFA entered into a three year collective bargaining agreement which was effective in June 1991. In June 1994, ASA and AFA executed a letter of agreement which extended this collective bargaining agreement until June 1995. Pursuant to applicable regulations, the collective bargaining agreements with both of these unions became amendable in 1995 and are currently being renegotiated. ASA has been negotiating under federal mediation with ALPA and AFA for approximately one year. See "REGULATION-LABOR REGULATION" herein. There are no union affiliations with any other groups of ASA's, ASA Holdings' or ASA Investments' employees.

         ASA operates as a Delta Connection carrier pursuant to a marketing program with Delta. See "DELTA CONNECTION" herein. ASA is also a party to interline passenger, reservation, ticketing and baggage agreements with each of the other major air carriers with which ASA transacts any significant amount of business. See "FARES" herein.

         In addition to carrying passengers, ASA carries mail, freight and small packages on its flights.

Maintenance

         ASA is subject to the jurisdiction of and regulation by the FAA with respect to ASA's maintenance and operations. See "REGULATION" herein. ASA's aircraft and engines are maintained in accordance with the standards and procedures recommended and approved by the manufacturers and the FAA.

         ASA provides maintenance for its aircraft using its own personnel, facilities and parts. ASA employs personnel with appropriate FAA Airframe and Powerplant licenses to ensure adequate maintenance of its aircraft. ASA employs major outside repair agencies to perform its engine overhauls, most individual component repairs or overhauls, and some major checks on certain aircraft types.

         ASA's FAA-approved maintenance program specifies the number of days, hours or operating cycles between inspections and overhauls of the airframes and their component parts. The nature and extent of each inspection and overhaul is specifically prescribed by the approved maintenance program. ASA uses an FAA approved alternative for overhauls on each of its three engine types: Pratt & Whitney PW118 engines on the Brasilias, Pratt & Whitney PW127 engines on the ATRs, and Allied Signal ALF502R-5 engines on the BAe Jets. "On condition" engine overhaul intervals are set by engine condition monitoring and continuous airworthiness maintenance programs. In addition, all engines contain time-limited components, each of which has a maximum amount of time (measured by operating hours) or a maximum number of operating cycles (measured by takeoffs and landings) after which the component must be removed from the engine assembly and overhauled or scrapped.

         From time to time, the FAA issues airworthiness directives ("ADs") and other regulations relating to, among other things, retirement of older aircraft, collision avoidance systems, airborne windshear avoidance systems, noise abatement, aircraft safety and increased inspections and maintenance procedures. Some of these ADs require air carriers to undertake inspections and to make unscheduled modifications and improvements on aircraft, engines and related components and parts. The ADs sometimes cause ASA to incur substantial, unplanned expense and, occasionally, aircraft or engines must be removed from service prematurely in order to undergo mandated inspections or modifications on an accelerated basis.

         Since 1988 various air carriers, in cooperation with the FAA, have been engaged in an in-depth review of the adequacy of existing maintenance procedures applicable to older versions of most of the aircraft types in general use in the industry. To date, this review has not included aircraft used by ASA. While certain of these potential aging aircraft ADs may, at some time in the future, necessitate unscheduled removals from service and increased maintenance costs, ASA does not anticipate that its compliance will have a material adverse impact on costs or operations.

Aviation Fuel

           ASA's operations are significantly affected by the availability and price of aviation fuel. Fuel costs, including taxes and "into plane" fees, constituted 11.54% of ASA's operating costs in 1996. Based on ASA's fiscal 1996 fuel consumption, every $0.01 change in the average annual price per gallon of aviation fuel caused an approximate $435,000 change in ASA's annual fuel expense. The following table shows ASA's fuel consumption and costs for fiscal years 1996, 1995 and 1994:


                                                                             Average Price            Percent of
    Fiscal Year           Gallons Consumed                Cost                Per Gallon           Operating Expense
    -----------           ----------------                ----                ----------           -----------------
1996                         43,357,461                $33,479,356               $0.77                  11.54%
1995                         38,872,025                $24,075,274               $0.62                   9.52%
1994                         38,151,901                $23,533,851               $0.62                  10.33%

         Aircraft fuel expense increased 39.1% in 1996 compared with 1995, primarily because the average fuel price per gallon increased 24.2% to $0.77 cents per gallon and gasoline consumption increased 11.5%. This fuel price increase reduced net income by $4.1 million, or $0.13 per share, for 1996. See "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" herein.

         Changes in aviation fuel prices have an industry wide impact and will tend to affect ASA's competitors in the same manner as ASA. There can be no assurance that ASA will be able to increase its fares in response to any future increases in fuel prices. See "COMPETITION AND INDUSTRY CONSIDERATIONS" herein.

         ASA currently obtains approximately 51% of its fuel requirements from Chevron USA, Inc. at the Atlanta hub and approximately 24% of its fuel requirements from fuel suppliers at the Dallas/Fort Worth hub. ASA obtains the rest of its fuel requirements from various suppliers at other airports.

         ASA's fuel contracts do not provide protection against price increases or for assured availability of supplies. Although ASA is currently able to obtain adequate supplies of fuel, it is impossible to predict the future availability or price of fuel. Political disruptions involving the oil producing countries, changes in government policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and fuel price increases in the future. ASA's business could be significantly adversely affected by such shortages and price increases.

         The Omnibus Budget Reconciliation Act of 1993 imposed a 4.3 cent per gallon tax on commercial aviation fuel purchased for use in domestic operations. Air carriers were exempt from this tax until October 1995. While additional exemptions have been proposed, there can be no assurance that ASA will not continue to be required to pay this tax.

Marketing

         ASA markets its passenger, air freight and small package services primarily through direct sales activity and cooperative advertising programs. The direct sales activity focuses on high-volume sources of business, such as travel agencies and ticketing outlets located on major military installations.

         Since 1984, ASA has operated from the Atlanta and Dallas/Fort Worth hubs as a Delta Connection carrier pursuant to a marketing agreement with Delta. See "DELTA CONNECTION" herein. Cooperative advertising programs with Delta, such as Delta's frequent flyer program and Delta Dream Vacations, are used to promote ASA's flights to the Atlanta and Dallas/Fort Worth hubs, and Delta's services from Atlanta and Dallas/Fort Worth to various long-haul destinations.

         ASA's passengers accrue mileage in Delta's frequent flyer program, which offers incentives to maximize travel on flights offered by Delta and Delta Connection carriers. This program allows participants to accrue mileage for award travel while flying on Delta, Delta Connection carriers and other participating air carriers. Mileage credits may also be accrued for the use of certain services offered by program partners such as hotels, car rental agencies and credit card companies. Mileage vouchers can be redeemed for free or upgraded travel on Delta, Delta Connection carriers and other participating air carriers and for other program partner awards. Delta has reserved the right to terminate the frequent flyer program with six months advance notice and to change the program's terms and conditions at any time without notice.

         ASA does not accrue for incremental costs associated with the Delta frequent flyer program's mileage accumulation because the impact is immaterial both on a quarterly and annual basis. ASA's management believes that the low percentage of free passenger miles, its load factor and the restrictions applied to free travel awards minimize the displacement of revenue passengers and that the displacement that occurs is not significant. ASA expenses, as incurred, all incremental costs of providing earned free travel awards under Delta's frequent flyer program. ASA makes payments to Delta for Delta frequent flyer mileage earned by passengers flying on ASA's routes where those passengers do not connect to Delta flights. ASA does not receive any payments related to providing carriage to passengers utilizing frequent flyer mileage earned on Delta flights.

Competition and Industry Considerations

         Management of ASA believes that its services are utilized primarily by business, government and military travelers. ASA competes primarily with other air carriers and, particularly with respect to its shorter flights, with ground transportation such as automobiles and buses.

         Delta provides air service from the Atlanta hub to approximately 31% of the airports served by ASA out of Atlanta. Under the Delta Connection program, ASA's flights are coordinated for timely connections with Delta. The flights provided by Delta and ASA to the same markets are at different times. ASA generally provides service to these markets at times when ASA can more efficiently serve the market. Other air carriers provide service to approximately 11% of ASA's airports from the Atlanta hub.

         ASA competes primarily with American/American Eagle at the Dallas/Fort Worth hub. Other air carriers provide service to approximately 86% of ASA's airports from the Dallas/Fort Worth hub.

         The airline industry historically has been highly competitive. ASA's management believes that its ability to compete with ground transportation and other air carriers depends upon the public acceptability of its aircraft and ASA's provision of convenient, frequent and reliable service to its markets at reasonable rates.

         Air carriers' profit levels are highly sensitive to, and during recent years have been severely impacted by, changes in fuel costs, fare levels and passenger demand. Passenger demand and fares can be affected by, among other things, the general state of the economy, international events and actions taken by other air carriers with respect to fares. See also "ECONOMY" and "SEASONALITY" below.

         Air carriers are permitted to set domestic ticket prices without governmental regulation. As a result, the industry generally is subject to substantial price competition. ASA has in the past both responded to discounting actions taken by other carriers and initiated discounting actions itself. ASA's management expects that low-fare competition is likely to continue from time to time in its markets. If price reductions are not offset by increases in revenue passenger miles, ASA's operating results could be adversely affected.

Economy

         The airline industry is a highly volatile industry. The state of the economy is the primary determinant of the level of passenger travel. Leisure travel is highly discretionary and can easily be postponed during economic down-turns or no growth economic periods. While business travel is not as discretionary, business travel generally diminishes in uncertain times as business tends to tighten cost controls.

Seasonality

         ASA's operations at the Atlanta and Dallas/Fort Worth hubs are primarily dependent upon business, government and military related travel and are not subject to wide seasonal variations. However, some seasonal decline in business travel does occur at these hubs during holiday periods and during portions of the winter months (i.e., January and February). ASA estimates that pleasure travel accounted for approximately 20% of ASA's passengers during 1996. Pleasure travel generally increases during the summer months and at holiday periods. Demand for air travel, especially by pleasure and other discretionary customers, is also affected by factors such as favorable economic conditions and fare levels. See "FARES" and "ECONOMY" herein. ASA's operations are also unfavorably affected by inclement weather which results in cancelled flights, particularly during winter months.

         The following chart indicates the number of passengers carried by ASA by quarter during its last three fiscal years:

Year             1st Quarter       2nd Quarter      3rd Quarter      4th Quarter
----             -----------       -----------      -----------      -----------
1996               836,902           985,747          931,812          877,660
1995               680,871           808,338          789,681          788,007
1994               714,953           800,161          819,311          785,869

Regulation

         Historically, the U. S. Department of Transportation (the "DOT") and the FAA have exercised regulatory authority over the operations of all air carriers pursuant to the Federal Aviation Act of 1958, as amended (the "1958 ACT"). Most domestic economic regulation of passenger and freight services was eliminated pursuant to the Airline Regulation Act of 1978 and other legislation amending the 1958 Act (collectively the "ACT"). The FAA's jurisdiction extends primarily to the safety and operational provisions of the Act. The DOT's responsibility primarily involves regulation of the economic and consumer protection aspects of airline operation.

         Both the DOT and the FAA have authority to institute administrative and judicial proceedings to enforce federal aviation laws and their own regulations, rules and orders. Both civil and criminal sanctions may be assessed for violations.

         ASA is also subject to various other federal, state and local laws and regulations affecting its operations. The United States Postal Service has authority over certain aspects of the transportation of mail. The Communications Act of 1934, as amended, governs ASA's use and operation of radio facilities. Labor relations are generally governed by the Railway Labor Act. Environmental matters (including noise pollution) are governed by various federal, state and local governmental entities. The United States Department of Justice has jurisdiction over mergers and acquisitions involving air carriers. Because it carries military passengers, ASA is also subject to review by the Department of Defense.

         DOT REGULATION. Because of the economic deregulation of the airline industry, unrestricted authority to operate domestic air transportation (including the carrying of passengers and cargo) is available to any air carrier the DOT determines is "fit" to operate. The DOT also has jurisdiction over economic and consumer protection matters such as advertising, denied boarding compensation, baggage handling, smoking aboard aircraft, handicapped access, computer reservation systems, enforcement of minimum standards of customer service, regulation of federal compensation payments for essential air service, and ownership and control of air carriers. The DOT is also authorized to prohibit unjust discrimination and to require periodic reports from air carriers. The DOT has authorized ASA's flight operations pursuant to a Certificate of Public Convenience and Necessity (a "401 CERTIFICATE") issued under Part 401 of the Act during the first quarter of 1993. The 401 Certificate requires ASA to maintain DOT-prescribed minimum levels of insurance and to comply with all applicable statutes, rules and regulations, and subjects ASA to expanded reporting requirements. The DOT must issue a 401 Certificate to an air carrier before it will be permitted to operate aircraft with more than 60 seats. ASA initiated the use of larger aircraft having more than 60 seats during the second quarter of 1993. Prior to receiving the 401 Certificate, ASA qualified as a commuter air carrier that was exempt from certain provisions of the Act and certain regulatory functions of the DOT.

         On December 20, 1995, a new federal regulation was issued by the FAA which requires all air carriers to accomplish the following by March 20, 1997 (earlier in certain instances): (a) establish a director of safety, and (b) for those air carriers operating aircraft under Part 135 of the Act (30 seats or less), re-certify their operation of those aircraft in accordance with Part 121 of the Act. Prior to March 20, 1997, Part 135 carriers did not have to dispatch all their aircraft or train their pilots to the higher Part 121 standards. Beginning in 1982, ASA operated as both a Part 135 and a Part 121 carrier because it operated aircraft in both categories. ASA began training all of its pilots under Part 121 in 1993, although it was not required to do so. ASA was certified to operate the Brasilias under Part 121 on March 18, 1997. ASA does not anticipate incurring any significant costs in complying with this new regulation.

         Under the Act, the DOT has the authority to designate ASA as an "essential air carrier" in any community in which it is the only carrier providing service and that is an "essential air service community." Except for such "essential air carrier" service, the economic deregulation of the airline industry permits unrestricted competition with respect to ASA's routes, services, fares and rates. An air carrier that serves an "essential air service community" is required to give advance notice to the DOT if it plans to terminate service to that community. Otherwise, air carriers may terminate service to a community without restriction. ASA is currently the only air carrier that provides service between the Atlanta hub and the following "essential air service communities": Albany, Brunswick, Columbus, Macon and Valdosta, Georgia; Columbus, Gulfport and Meridian, Mississippi; Asheville, North Carolina; Dothan, Alabama; Fort Walton Beach and Panama City, Florida. The service provided by ASA to these "essential air service communities" is on an unsubsidized basis.

         FAA REGULATION. As part of its safety and operational regulatory authority, the FAA regulates flying operations generally, including, among other things, control of navigable air space; airport access; aircraft certification and maintenance; equipment and ground facilities; flight operations dispatch and other communications; weather observation; the training and qualifications of flight, maintenance and other operational and technical personnel; record keeping and other matters affecting air safety generally.

         To ensure compliance with its regulations, the FAA requires air carriers to obtain operating, airworthiness and other certificates that are subject to suspension or revocation for cause. ASA holds a valid air carrier operating certificate issued by the FAA. ASA's certificates have never been suspended and, to the knowledge of ASA's management, it is in compliance with all applicable FAA regulations.

         LABOR REGULATION. The Railway Labor Act ("RLA") governs the labor relations of employers and employees in the airline industry. Comprehensive provisions are set forth in the RLA establishing the right of the airline employees to organize and bargain collectively along craft or class lines and imposing a duty upon the air carriers and their employees to make reasonable efforts to maintain collective bargaining agreements. The RLA provides that collective bargaining agreements do not terminate, but instead become amendable at a particular date and stay in force while a new collective bargaining agreement is being negotiated. The RLA also contains detailed procedures regarding negotiation, mediation and arbitration that must be exhausted before lawful work stoppages can occur once a collective bargaining agreement becomes amendable. Pursuant to the RLA, ASA has collective bargaining agreements with two unions representing its pilots and flight attendants.
See "PERSONNEL AND OPERATIONS" herein.

         ENVIRONMENTAL REGULATION. The United States Environmental Protection Agency (the "EPA") is authorized to regulate aircraft emissions. ASA's management believes that the engines on ASA's current aircraft and on all aircraft ASA has ordered comply with applicable EPA standards.

         Federal and state environmental laws require that underground storage tanks be upgraded to new construction standards and equipped with leak detection. These requirements were phased into effect based on the age, construction and use of existing tanks. Federal and state environmental laws also govern the use and operation of above ground storage tanks. ASA operates no underground or above ground storage tanks for the storage of fuels. ASA pays fixed base operators at various airports to store fuels. ASA's management believes it is otherwise in compliance with these laws.

         NOISE REGULATIONS. The FAA requires air carriers to comply with certain noise restrictions concerning their aircraft. Air carriers must bring existing aircraft into compliance with these regulations by retrofit or engine replacement. ASA's current aircraft and all aircraft ASA has ordered are in compliance with these regulations. In addition, several state legislatures and other governmental administrative bodies have, from time to time, considered noise reduction measures of various sorts. At the present time, ASA does not provide service to any airport to which any such noise regulations apply.

Insurance

         For the fiscal year ended December 31, 1996 ASA maintained insurance coverage with major insurance carriers with coverage up to $25 million for damage per aircraft and $300 million of third party liability per occurrence (for personal injury and property damage, including baggage and cargo liability). The per aircraft deductibles range from $25,000 to $500,000 depending on the type of aircraft. In addition, ASA carries Hull War Risk coverage on certain aircraft where ASA believes, based on information currently available to it, such insurance is necessary to protect it and its property against material loss. ASA's also maintains workers compensation insurance in compliance with state law in each state in which ASA operates. ASA does not maintain business interruption insurance.

         In the opinion of its management, the Company maintains insurance policies of types customary in the airline industry and in amounts and with insurance carriers it believes, based on information currently available to it, are adequate to protect it and its property against material loss. There can be no assurance, however, that the amount of insurance carried by the Company will be sufficient to protect it from material loss.

Extraordinary Events

         On August 21, 1995, ASA suffered a tragic loss when one of its flights crashed. The propeller manufacturer (through its insurer) has agreed to address all claims arising from this accident without acknowledging fault. Accordingly, ASA's management does not believe that ASA has any liability in this matter, based on factual information currently available to it. Therefore, ASA has not accrued a liability for potential claims. On November 26, 1996, the National Transportation Safety Board (the "NTSB") released the results of their investigation of the crash. See "LEGAL PROCEEDINGS" herein. See also "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" herein.

Executive Officers

         The following information is furnished with respect to the executive officers of ASA Holdings as of March 3, 1997:

                                                 Executive Officer
Executive Officers             Age                   Since (1)
------------------             ---                   ---------
George F. Pickett               55                      1979
John W. Beiser                  56                      1979
Ronald V. Sapp                  52                      1985
R. Mark Bole                    38                      1997

(1) If years prior to 1997 are included, tenure in this position with ASA prior to the Reorganization is included.

         George F. Pickett is ASA Holdings' and ASA's Chairman of the Board and Chief Executive Officer and a member of the Board of Directors of both companies. He has served as Chairman of the Board and Chief Executive Officer of ASA since February 1994 and of ASA Holdings since its inception in September 1996. Since ASA's inception in 1979 and until February 1994, he served as ASA's President and Chief Executive Officer. Mr. Pickett has been a member of the Board of Directors of both ASA and ASA Holdings since their respective inception.

         John W. Beiser is ASA Holdings' and ASA's President and a member of the Board of Directors of both companies. He has served as President of ASA since February 1994 and of ASA Holdings since its inception. He has served as Secretary of both companies since their respective inception. In addition, Mr. Beiser was ASA's Vice President from its inception until 1985 when he was designated as ASA's Senior Vice President-Sales and Services. Mr. Beiser has been a member of the Board of Directors of ASA since 1982 and of ASA Holdings since its inception.

         Ronald V. Sapp is ASA Holdings' and ASA's Vice President-Finance and Chief Financial Officer. Mr. Sapp has been Vice President-Finance and Chief Financial Officer for ASA since 1985 and for ASA Holdings since the Reorganization was effective. He served as ASA's Treasurer from 1985 until February 1997 and as ASA Holdings' Treasurer between September 1996 and February 1997. From 1983 to 1985, Mr. Sapp served as Vice President-Finance and Treasurer of Air Atlanta, Inc., a scheduled passenger airline. From 1979 to 1983, Mr. Sapp served as Vice President and Controller of Air California, Inc., a scheduled passenger airline.

         R. Mark Bole was named ASA Holdings' and ASA's Assistant Vice President-Treasurer in February 1997. He was ASA's Assistant Vice
President-Assistant Treasurer from February 1996 until February 1997 and held the same positions with ASA Holdings from the effective date of the Reorganization until February 1997. Mr. Bole served as a Vice President of Wachovia Bank of Georgia, N.A., from May 1991 until February 1996.

ITEM 2.      PROPERTIES

         ASA has entered into agreements with other air carriers to provide ground handling services (either directly or through outside vendors) to ASA in 20 of the cities it serves. In addition, ASA performs ground handling services for other air carriers at six airports. ASA maintains ticketing, gate and baggage claim facilities at each of the other airports it serves pursuant to direct leases or use agreements with local airport authorities or other carriers. ASA leases its apron, gate, ticketing and baggage claim facilities at the Dallas/Fort Worth hub from Delta pursuant to a Ground Service Agreement. At 12 airports, ASA operates under month-to-month use agreements. ASA is currently negotiating 13 other leases that have expired. ASA is operating month to month at these airports. The leases or use agreements at the remaining airports have remaining terms generally ranging from one month to 14 years.

         Substantially all the maintenance and repairs on ASA's aircraft operating from the Atlanta hub (except for major engine, propeller and component overhauls) are performed at ASA's 79,000 square foot hangar and maintenance facility in Macon, Georgia. ASA leases the hangar facilities pursuant to a 30-year lease with renewal options until the year 2028.

         ASA also maintains a limited inventory of spare parts and has maintenance personnel at the Atlanta hub in a facility located near ASA's ramp and gate space that is leased from The City of Atlanta.

         ASA leases a maintenance facility in Texarkana, Arkansas. Substantially all the maintenance and repairs on ASA's aircraft operating from the Dallas/Fort Worth hub are performed at this facility. In addition, ASA maintains a limited inventory of spare parts and has maintenance personnel at the Dallas/Fort Worth hub.

         During 1996, ASA relocated all of its operations to 15 gates on Concourse C North at the Atlanta hub. The relocation has significantly enhanced the convenience of connections between flights operated by ASA and Delta in Atlanta.

         ASA Holdings and ASA maintain their principal offices and ASA's training center in approximately 38,000 square feet of office space at 100 Hartsfield Centre Parkway, Suite 800, Atlanta, Georgia, under a lease expiring in 1999.

         ASA's operations control center, located at its principal offices in Atlanta, provides weather information, fuel information, weight limitations, routing instructions and other information to ASA's pilots.

ITEM 3.    LEGAL PROCEEDINGS

         Except as described below, there are no material legal proceedings pending in which the Company is a party or to which any of the Company's property is subject. In addition, in the opinion of its management, ASA maintains insurance policies of types customary in the airline industry and in amounts and with insurance carriers it believes, based on information currently available to it, are adequate to protect it and its property against material loss. There can be no assurance, however, that the amount of insurance carried by the Company will be sufficient to protect it from material loss.

         On August 21, 1995, ASA suffered a tragic loss when one of its flights crashed. There were 26 passengers and three crew members on board that flight. Of those individuals, there were nine fatalities (including one crew member), 12 individuals either were not hospitalized or were released the day after the crash with minor injuries and eight individuals were more seriously injured. No one was injured or killed on the ground. The crash also caused minor damage to a few trees adjacent to the pasture in which the plane came to rest. ASA had the crash site cleaned in accordance with the EPA's guidelines and regulations. ASA has received insurance proceeds from its insurance company related to the hull value of the aircraft and the debt related to this aircraft was paid with part of these insurance proceeds. A number of claims and lawsuits have been filed in connection with this matter. The propeller manufacturer (through its insurer) has agreed to address all claims arising from this accident without acknowledging fault. Accordingly, the Company's management does not believe that the Company has any liability in this matter, based on factual information currently available to it. Therefore, ASA has not accrued a liability for potential claims. Neither the propeller manufacturer nor its insurer has entered into any written indemnity agreement with ASA or its insurer and neither is legally obligated to indemnify either ASA or its insurer for expenses actually incurred in connection with the crash. In addition, ASA maintains insurance coverage which it believes, based on factual information currently available to it, is sufficient to cover claims associated with this incident if ASA were found to be at fault.

         On November 26, 1996, the NTSB released the results of their investigation of the crash. The NTSB concluded that the probable cause of the accident was the in-flight fatigue fracture and separation of a propeller blade that resulted in excessive drag, loss of wing lift and reduced directional control of the aircraft. The NTSB further concluded that the fracture in the propeller blade was caused by a fatigue crack resulting from multiple corrosion pits that were not discovered by the propeller manufacturer because of its inadequate and ineffective corporate inspection and repair techniques, training, documentation and communication. The NTSB also determined that factors contributing to the accident included failure of the propeller manufacturer and the FAA to require recurrent on-wing ultrasonic inspections for the affected propellers. Finally, the NTSB concluded that (a) the flight crew was trained, certified and qualified to conduct the flight, (b) the flight crew was in good health and held the proper FAA medical certificates, (c) there was no evidence that the performance of any crew member was impaired by alcohol, drugs or fatigue, (d) the flight was conducted in accordance with applicable FAA regulations and company requirements and (e) ASA maintained the aircraft in accordance with applicable FAA regulations and company operations specifications.

         After the results of the NTSB investigation were announced, ASA was dismissed from all existing lawsuits with respect to the crash.

         See also "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" herein.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this report the only matter to be submitted to a vote of security holders of ASA through the solicitation of proxies or otherwise was at a special meeting of ASA's shareholders held on December 23, 1996, at which the shareholders voted on a proposal to consider and approve the Reorganization and to adopt and approve an

Amended and Restated Agreement and Plan of Merger dated November 6, 1996, by and among ASA Holdings, ASA and Atlantic Southeast Merging Co., a Georgia corporation and wholly owned subsidiary of ASA Holdings. See "BUSINESS-GENERAL" herein. The votes with respect to this proposal were as follows: 20,650,616 for, 570,672 against, 40,671 abstained, and no broker non-votes.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

Market Information

         Holdings Common Stock is traded in The Nasdaq Stock Market's National Market system under the symbol "ASAI." As of March 3, 1997, there were approximately 1,087 shareholders of record (approximately 9,600 beneficial holders) of Holdings Common Stock. As of March 3, 1997, the closing price of Holdings Common Stock was $22.75.

         The transfer agent for Holdings Common Stock is SunTrust Bank, Atlanta.

         Prior to the consummation of the Reorganization on December 31, 1996, ASA Common Stock was traded in The Nasdaq Stock Market's National Market system under the symbol "ASAI." Set forth below are the reported high and low closing sales price for ASA Common Stock for the fiscal quarters indicated as reported by The Nasdaq Stock Market. The quotations reflect actual sales prices without retail mark-up, mark-down or commissions.

Fiscal year ended December 31, 1996               High                 Low
-----------------------------------               ----                 ---
Quarter Ended March 31, 1996                     $28.50                $17.88
Quarter Ended June 30, 1996                      $29.38                $22.00
Quarter Ended September 30, 1996                 $28.38                $20.25
Quarter Ended December 31, 1996                  $25.00                $19.88


Fiscal year ended December 31, 1995               High                   Low
-----------------------------------               ----                   ---
Quarter Ended March 31, 1995                     $21.00                $15.25
Quarter Ended June 30, 1995                      $30.75                $18.00
Quarter Ended September 30, 1995                 $34.25                $21.75
Quarter Ended December 31, 1995                  $27.88                $20.75

Dividends and Share Repurchases

         ASA Holdings' Board of Directors established the quarterly cash dividend payable on Holdings Common Stock at $.10 per share during the first quarter of 1997. Prior to the Reorganization, ASA paid cash dividends on ASA Common Stock totaling $.38 per share during 1996 and $.34 per share during 1995. The 1997 increase represented the eighth consecutive annual increase in cash dividends by ASA Holdings or ASA, as appropriate, since dividends were first paid by ASA in 1989. ASA Holdings expects to continue the payment of quarterly cash dividends at the rates last approved by its Board of Directors. However, ASA Holdings' Board of Directors will reconsider the declaration and the amount of cash dividends periodically, in its sole discretion, and there can be no assurance as to the declaration or the amount of dividends ASA Holdings will pay in the future. ASA Holdings' payment of dividends in the future may depend upon the results of operations and financial condition of the Company and other factors that ASA Holdings' Board of Directors deems relevant.

         Prior to the Reorganization, ASA entered into credit agreements in connection with the acquisition of aircraft (some of which financings do not mature until 2006). Certain of these credit agreements included restrictive covenants that limited the payment of cash dividends and the repurchase of ASA Common Stock by ASA. These agreements were amended prior to the Reorganization. Included in these amendments were provisions that removed such limitations on the transfer of funds by ASA in the form of cash dividends, loans or advances except to the extent that such transfers would otherwise cause ASA to breach other financial covenants. During the first three quarters of 1996, and in 1995 and 1994, ASA paid dividends of $8.9 million, $11.2 million, and $10.9 million, respectively, on ASA Common Stock and acquired approximately $2.8 million, $3.3 million and $2.8 million, respectively, of ASA Common Stock without exceeding these previously existing limitations. ASA's Board of Directors authorized ASA to repurchase on the open market up to $50.0 million of ASA Common Stock at any time during fiscal 1994 and 1995 and up to an additional $50.0 million of ASA Common Stock during fiscal 1996. These repurchases were authorized by the Board to be in addition to the repurchases allowed under the existing credit agreements. Because these repurchase programs were not within the limitations set forth in the credit agreements, ASA's lenders consented to the repurchase programs, in advance, as required by the various credit agreements. Pursuant to these repurchase programs, ASA repurchased approximately $49.3 million of ASA Common Stock through December 31, 1995, and an additional $34.7 million of ASA Common Stock during 1996. As of December 31, 1996, ASA had repurchased an aggregate of 4,393,100 shares of ASA Common Stock within the limitations of the restrictive covenants and pursuant to the separate repurchase programs. All such repurchased shares of ASA Common Stock were held as treasury stock. These shares of treasury stock were cancelled as part of the Reorganization. In January 1997, ASA Holdings announced that its Board of Directors had authorized a common stock repurchase program of up to $50.0 million during fiscal 1997. The shares will be held as treasury stock and will be used for general corporate purposes or cancelled. Repurchases are subject to market conditions.

         ASA Holdings is not subject to any such limitations on the payment of cash dividends or the repurchase of Holdings Common Stock. ASA Investments is free of any limitations on the transfer of funds to ASA Holdings in the form of cash dividends, advances or loans. ASA may make cash dividends, advances or loans to ASA Holdings except to the extent that any such distributions would otherwise cause ASA to breach the financial covenants in its credit agreements. At December 31, 1996, approximately $35 million was available for distribution by ASA under the most restrictive of these provisions. Immediately after the consummation of the Merger, on December 31, 1996, ASA effected a dividend of all of the capital stock of ASA Investments to ASA Holdings as part of the Reorganization. At December 31, 1996, approximately $129 million of net assets was available for distribution by ASA Investments to ASA Holdings.

Recent Sales of Unregistered Securities

         ASA sold no ASA Common Stock that was not registered under the Securities Act of 1933, as amended (the "SECURITIES ACT") during the period beginning January 1, 1994, and ending with the effectiveness of the Merger on December 31, 1996. ASA Holdings sold no Holdings Common Stock that was not registered under the Securities Act during the period beginning with the effectiveness of the Merger and ending March 3, 1997.

ITEM 6.    SELECTED FINANCIAL DATA

         The financial schedule on the following two pages sets forth certain selected financial data of the Company for each year since 1987. The information in this schedule should be read in conjunction with the Company's financial statements and the notes thereto in the section entitled "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" herein and the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" herein. All information contained in this section with respect to periods ending prior to December 31, 1996, refers collectively to ASA and its subsidiaries, ASA Holdings and ASA Investments, and with respect to periods ending on December 31, 1996, refers collectively to ASA Holdings and its subsidiaries, ASA and ASA Investments.

                               ASA HOLDINGS, INC.
              SELECTED CONSOLIDATED FINANCIAL AND STATISTICAL DATA
                 (Dollars in thousands except per share amounts)


                                                  1996              1995             1994              1993             1992
                                         -------------    --------------    -------------     -------------    -------------
OPERATING FINANCIAL DATA
Operating Revenues:
   Passenger revenues                    $     367,250    $      318,360    $     305,846     $     283,410    $     230,980
   Other revenues                                8,050            10,365            6,244             5,053            4,599
Total Operating Revenues                       375,300           328,725          312,090           288,463          235,579
Operating Expenses:
   Depreciation, amortization
         and obsolescence                       27,534            27,695           27,171            24,172           22,046
   Other operating expenses                    262,614           225,155          200,647           186,671          152,719
Total Operating Expenses                       290,148           252,850          227,818           210,843          174,765
Income from Operations                          85,152            75,875           84,272            77,620           60,814
Non-Operating (Income) Expense:
   Interest income                             (10,673)          (11,998)          (7,500)           (4,970)          (4,829)
   Interest expense, net                         5,862             7,609            6,199             5,180            6,326
   Other                                        (1,144)             (510)             (47)              (12)               -
Total Non-Operating (Income) Expense            (5,955)           (4,899)          (1,348)              198            1,497
Income before Taxes and Accounting Change       91,107            80,774           85,620            77,422           59,317
Income Taxes                                    34,494            29,637           32,964            31,090           22,250
Cumulative Effect of Accounting Change               -                 -                -             4,212                -
Net Income                               $      56,613    $       51,137    $      52,656     $      50,544    $      37,067
Net Income per Share *                           $1.83             $1.55            $1.54             $1.47            $1.09
Weighted Average Shares  (000)*                 30,991            32,964           34,188            34,395           34,165
Operating Margin                                   23%               23%              27%               27%              26%
Net Margin                                         15%               16%              17%               18%              16%


                                                  1991             1990              1989              1988             1987
                                         -------------    -------------     -------------    --------------    -------------
OPERATING FINANCIAL DATA
Operating Revenues:
   Passenger revenues                    $     216,605    $     184,496     $     177,348    $      135,320    $     116,094
   Other revenues                                5,311            2,733             2,782             1,824            3,051
Total Operating Revenues                       221,916          187,229           180,130           137,144          119,145
Operating Expenses:
   Depreciation, amortization
         and obsolescence                       21,780           19,011            16,304            13,985            9,303
   Other operating expenses                    147,608          128,352           119,856           103,911           91,198
Total Operating Expenses                       169,388          147,363           136,160           117,896          100,501
Income from Operations                          52,528           39,866            43,970            19,248           18,644
Non-Operating (Income) Expense:
   Interest income                              (6,015)          (7,601)           (6,326)           (3,484)          (3,341)
   Interest expense, net                         7,013            6,508             5,854             5,302            3,959
   Other                                           (66)             (31)              (94)           (1,152)              15
Total Non-Operating (Income) Expense               932           (1,124)             (566)              666              633
Income before Taxes and Accounting Change       51,596           40,990            44,536            18,582           18,011
Income Taxes                                    19,093           15,600            16,924             7,065            6,750
Cumulative Effect of Accounting Change               -                -                 -                 -                -
Net Income                               $      32,503    $      25,390     $      27,612    $       11,517    $      11,261
Net Income per Share *                           $0.95            $0.73             $0.76             $0.31            $0.28
Weighted Average Shares  (000)*                 34,050           34,938            36,299            37,743           39,943
Operating Margin                                   24%              21%               24%               14%              16%
Net Margin                                         15%              14%               15%                8%               9%

* Adjusted for stock splits on  November 26, 1991 and February 18, 1993

                               ASA HOLDINGS, INC.
              SELECTED CONSOLIDATED FINANCIAL AND STATISTICAL DATA
                 (Dollars in thousands except per share amounts)


                                                  1996              1995             1994              1993             1992
                                         -------------    --------------    -------------     -------------    -------------
OTHER FINANCIAL DATA
Working Capital                           $    147,719    $      141,677    $     140,391     $     126,975    $      93,372
Total Assets                              $    486,237    $      512,699    $     519,684     $     474,599    $     430,752
Long-Term Debt, excluding Current Portion $     94,618    $      120,210    $     152,610     $     135,963    $     145,804
Total Liabilities                         $    226,021    $      259,844    $     272,214     $     249,512    $     252,013
Shareholders' Equity                      $    260,216    $      252,855    $     247,470     $     225,087    $     178,738
Shareholders' Equity per Share *                 $8.68             $7.98            $7.45             $6.55            $5.23
Return on Average Shareholders' Equity             22%               20%              22%               25%              23%
Shareholders' Equity to Total Liabilities        1.2:1             1.0:1             .9:1              .9:1             .7:1
Cash Dividends Declared per Share *                38(CENT)          34(cent)         32(cent)          28(cent)         24(cent)
Long-Term Debt to Shareholders' Equity            .4:1              .5:1             .6:1              .6:1             .8:1
Shares Outstanding at End of Year (000) *       29,994            31,704           33,224            34,340           34,180

STATISTICAL DATA
Revenue Passengers Carried (000)                 3,632             3,067            3,120             2,661            2,417
Revenue Passenger Miles (000,000)                  874               763              780               641              547
Available Seat Miles (000,000)                   1,781             1,688            1,654             1,367            1,077
Yield per Revenue Passenger Mile                 42.0(CENT)        41.7(cent)       39.2(cent)        44.2(cent)       42.2(cent)
Operating Cost per Available Seat Mile           16.3(CENT)        15.0(cent)       13.8(cent)        15.4(cent)       16.2(cent)
Passenger Load Factor                            49.1%             45.2%            47.2%             46.9%            50.8%
Break-Even Load Factor                           37.2%             34.1%            34.2%             34.3%            38.0%
Average Passenger Trip Length (miles)              241               249              250               241              226
Flights per Week (end of period)                 3,814             3,886            4,163             4,087            3,507

                                                   1991             1990              1989              1988             1987
                                          -------------    -------------     -------------    --------------    -------------
OTHER FINANCIAL DATA
Working Capital                            $     78,721    $      59,590     $      55,525    $       42,011    $      41,955
Total Assets                               $    377,603    $     325,311     $     287,971    $      231,626    $     209,906
Long-Term Debt, excluding Current Portion  $    139,356    $     127,724     $     111,749    $       90,109    $      82,061
Total Liabilities                          $    229,683    $     204,956     $     179,613    $      139,958    $     124,702
Shareholders' Equity                       $    147,910    $     120,355     $     108,358    $       91,668    $      85,204
Shareholders' Equity per Share *                  $4.35            $3.57             $3.07             $2.47            $2.20
Return on Average Shareholders' Equity              24%              22%               28%               13%              14%
Shareholders' Equity to Total Liabilities          .6:1             .6:1              .6:1              .7:1             .7:1
Cash Dividends Declared per Share *                 20(cent)       15.9(cent)           8(cent)            -                -
Long-Term Debt to Shareholders' Equity             .9:1            1.1:1             1.0:1             1.0:1            1.0:1
Shares Outstanding at End of Year (000) *        34,034           33,750            35,314            37,075           38,762

STATISTICAL DATA
Revenue Passengers Carried (000)                  2,251            2,002             2,001             1,586            1,456
Revenue Passenger Miles (000,000)                   501              427               413               320              290
Available Seat Miles (000,000)                    1,020              856               791               753              678
Yield per Revenue Passenger Mile                  43.2(cent)       43.2(cent)        42.9(cent)        42.3(cent)       40.0(cent)
Operating Cost per Available Seat Mile            16.6(cent)       17.2(cent)        17.2(cent)        15.7(cent)       14.8(cent)
Passenger Load Factor                             49.2%            49.9%             52.3%             42.5%            42.8%
Break-Even Load Factor                            37.7%            39.0%             39.3%             36.7%            36.3%
Average Passenger Trip Length (miles)               223              213               207               202              199
Flights per Week (end of period)                  3,360            3,124             3,033             2,827            2,904


* Adjusted for stock splits on  November 26, 1991 and February 18, 1993

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Reorganization

         ASA Holdings is a holding company the principal assets of which are the shares of its wholly owned subsidiaries ASA and ASA Investments. ASA Holdings became the parent holding company for ASA and ASA Investments pursuant to the Reorganization, which was effective after the close of business on December 31, 1996. In May 1996, ASA's Board of Directors approved the Reorganization subject to the approval of ASA's shareholders.

         Pursuant to the Reorganization, ASA merged with a wholly owned subsidiary of ASA Holdings. As part of the merger, each issued and outstanding share of ASA's common stock (other than treasury stock, which was cancelled) was converted into one share of ASA Holdings' common stock. Immediately after the merger on December 31, 1996, ASA effected a dividend to ASA Holdings of all of the capital stock of ASA Investments. As a result of the Reorganization, ASA and ASA Investments became wholly owned subsidiaries of ASA Holdings. ASA Holdings considers the airline business of ASA to be its only industry segment. There was no significant impact on the consolidated financial statements as a result of these transactions.

         All references to the "COMPANY" contained in this section refer collectively to ASA and its subsidiaries, ASA Holdings and ASA Investments, prior to December 31, 1996, and to ASA Holdings and its subsidiaries, ASA and ASA Investments, beginning December 31, 1996. All significant intercompany transactions have been eliminated.

         ASA's material lenders consented to the Reorganization where ASA's credit agreements made such consent necessary. In addition, during 1996 ASA renegotiated the restrictive covenants in its credit agreements. The renegotiated credit agreements currently contain restrictive covenants that limit, among other things, the sale or lease of assets; the acquisition of stock of other entities; the ratio of total liabilities to tangible net worth; and maintenance of minimum tangible net worth and funds flow coverage. In addition, the transfer of funds by ASA in the form of cash dividends, loans or advances is limited solely to the extent that such transfers would cause ASA to breach other financial covenants. ASA Holdings and ASA Investments are not subject to the restrictive covenants of ASA's credit agreements except to the extent that ASA is restricted in its ability to transfer funds to ASA Holdings or ASA Investments in the form of cash dividends, loans or advances.

         ASA Holdings' Board of Directors believes that the holding company structure makes available to ASA Holdings and its subsidiaries a greater selection of financing, acquisition and organizational alternatives than was available to ASA prior to the reorganization. The holding company structure provides greater flexibility than was available to ASA primarily because (a) any new subsidiaries formed by ASA Holdings will be insulated from the liabilities of and risks associated with ASA's operation of a commercial airline; (b) ASA will be better insulated from the liabilities of any risks associated with the operation of businesses by other subsidiaries of ASA Holdings;

(c) ASA Holdings and its other subsidiaries will not be restricted by credit agreements that have been or may be entered into by ASA that include restrictive covenants; (d) ASA Holdings and its other subsidiaries will not be constrained by the other contracts that, from time to time, are binding on ASA;
(e) ASA will not be constrained by, the credit agreements or other contracts entered into by ASA Holdings' other subsidiaries; (f) depending on the business, ASA Holdings and its subsidiaries may be free from certain direct constraints on ASA imposed by regulatory requirements; and (g) the holding company structure accommodates any future acquisition opportunities, whether the acquisition is inside or outside of ASA's current line of business, because ASA Holdings can now acquire additional businesses directly, thereby permitting these businesses to remain independent of ASA's operations.

Liquidity and Capital Resources

         The Company's working capital increased to $147.7 million with a current ratio of 3.5:1 at December 31, 1996 compared with working capital of $141.7 million and a current ratio of 3.1:1 at December 31, 1995. Cash, cash equivalents and investments in marketable securities increased $2.0 million in 1996. Cash provided by operations in 1996 was $93.3 million and the Company received $4.9 million from the disposal of property. These sources of cash were primarily offset by long-term debt repayments in the amount of $32.4 million, the purchase of property and equipment in the amount of $15.3 million, $11.7 million of dividends paid and $37.4 million of common stock repurchases.

         ASA has an unsecured line of credit totaling $8 million with one of its banks. At December 31, 1996, $.7 million of this line was committed to support a letter of credit. The remainder is available for general working capital purposes on an as needed basis. At December 31, 1996, there were no outstanding amounts against the line of credit.

         Management believes that, as a result of the Reorganization, borrowings from banks, other financial institutions or the securities markets are available to ASA Holdings on substantially the same terms as were available to ASA prior to the Reorganization. ASA Holdings also can now borrow money directly and use it internally or contribute it to ASA or any other subsidiary. In addition, any of the subsidiaries can borrow money independently.

         Total assets were down by $26.5 million at December 31, 1996 primarily due to a $23.1 million decrease in net property and equipment. Net flight equipment was lower primarily due to approximately $5.2 million related to the sale of Dash-7 and Bandierante aircraft and engines which had been previously phased-out of operations and a $32.2 million increase in accumulated depreciation, offset by $8.2 million of additions in 1996. Other property and equipment increased primarily due to approximately $6 million of costs related to the relocation of ASA's operations to Concourse C at the Atlanta airport, which has significantly enhanced the convenience of connections between flights operated by ASA and Delta in Atlanta.

         Current liabilities were down by $9.1 million to $60.0 million at December 31, 1996 compared with $69.1 million at December 31, 1995. The current portion of long-term debt decreased by $6.8 million due to $4.4 million of debt payments, including the accelerated debt retirement due to the loss of an aircraft, and a $2.4 million reclassification to long-term debt. Interest payable decreased by $1.6 million due to less debt outstanding and the timing of debt payments at year-end, and taxes payable decreased by $1.1 million due to the timing of property tax payments.

         The Company's long-term debt to equity ratio decreased to 0.4:1 at December 31, 1996 compared with 0.5:1 in 1995. Long-term debt decreased by $25.6 million due to $28.0 million of long-term debt payments offset by a reclassification of $2.4 million from current maturities. Forty-eight E-120 Brasilia aircraft and four ATR-72 aircraft, as well as a significant portion of the ASA's spare parts, are pledged to secure long-term debt.

         Current maturities of long-term debt, aircraft lease payments, compliance with FAA directives and other capital expenditures were funded from the Company's cash reserves and internally generated funds during fiscal 1996.

         Shareholders' equity per share increased to $8.68 at December 31, 1996 from $7.98 at the end of 1995. Net worth increased $7.4 million in 1996 primarily due to earnings of $56.6 million, offset by $11.7 million of dividends paid and $37.4 million of common stock repurchases.

         During 1996, ASA renegotiated the restrictive covenants in its credit agreements. See "REORGANIZATION" above. ASA Holdings and ASA Investments are not subject to the restrictive covenants in ASA's credit agreements except to the extent that ASA is restricted in its ability to transfer funds to ASA Holdings or ASA Investments in the form of cash dividends, loans or advances. ASA's dividend to ASA Holdings of all of the shares of ASA Investments' capital stock in connection with the Reorganization provided ASA Holdings with approximately $129 million of net assets that are free of the restrictive covenants in ASA's credit agreements and lease arrangements. In addition, approximately $35 million of net assets was available at December 31, 1996, for distribution by ASA to ASA Holdings under the most restrictive of these agreements.

         The net number of shares of common stock outstanding decreased by 1.7 million to 30.0 million at December 31, 1996 due to the repurchase of common stock. Prior to the amendment of these credit agreements, ASA was limited in the amount of cash it could apply to the repurchase of common stock and the payment of dividends generally to 30% of average annual earnings. During the first three quarters of 1996 and in 1995, these limitations allowed ASA to pay dividends on its common stock in the amount of approximately $8.9 and $11.2 million, and acquire approximately $2.8 and $3.3 million of its common stock.
In 1994, ASA acquired approximately $2.8 million of its common stock under the previous terms of the agreements. ASA's Board of Directors authorized ASA to repurchase up to an additional $50.0 million of its common stock on the open market at any time on or before December 31, 1995 and up to an additional $50.0 million of ASA common stock during 1996. These repurchases were authorized by the Board to be in addition to the repurchases allowed under the existing credit agreements. Because these common stock repurchase programs were not within the limitations set forth in the credit agreements, they were consented to by ASA's lenders, in advance, as required by the credit agreements. Pursuant to these repurchase programs, ASA repurchased approximately $49.3 million of its common stock through December 31, 1995 and an additional $34.7 million of its common stock during 1996. All of the repurchased shares of common stock were held as treasury stock. In connection with the Reorganization on December 31, 1996, all of the shares of treasury stock were cancelled. In January 1997, ASA Holdings announced that its Board of Directors authorized it to repurchase up to $50.0 million of its common stock on the open market during 1997. The repurchased shares will be held as treasury stock and used for general corporate purposes or will be cancelled. Repurchases are subject to market conditions.

         ASA Holdings is authorized to issue up to 150 million shares of its common stock whereas ASA was authorized to issue up to only 50 million shares of ASA's common stock prior to the Reorganization. These additional shares may be issued for a variety of corporate purposes, including, without limitation, (a) to effect stock splits, (b) to raise additional capital in future public offerings, (c) to facilitate corporate acquisitions, or (d) to pay performance based compensation to employees of ASA Holdings and its subsidiaries. ASA Holdings' Board of Directors is able to approve the issuance of additional shares without shareholder approval. Any such issuances of additional shares would result in dilution of the current equity interest of existing shareholders. The issuance of such additional securities will be subject to certain limitations imposed by the rules of The Nasdaq Stock Market and by general fiduciary principles. ASA Holdings does not have any current plans or pending proposals to issue additional shares of Holdings common stock other than pursuant to ASA Holdings' Stock Appreciation Rights Plan (the "SARS PLAN").

         In January 1997, ASA announced its intentions to acquire 30 CRJs from Bombardier, Inc. of Canada and to secure options to acquire an additional 60 aircraft, subject to the effectiveness of a definitive acquisition agreement with Bombardier, a definitive financing commitment with the Export Development Corporation of Canada and a definitive agreement with General Electric Company with respect to the acquisition of the engines and related spare parts. At this time, ASA has not determined whether the acquisition will be a purchase or lease arrangement or both. ASA estimates that the cost of the 30 aircraft, including spare parts, will be approximately $600 million. Delivery is scheduled to begin during the second half of 1997 at the rate of one per month. The CRJ is a 50-passenger jet with four-abreast seating that ASA will use to promote growth in new markets as well as replace some turboprop equipment on existing routes.

         On August 21, 1995, ASA suffered a tragic loss when one of its flights crashed. On November 26, 1996, the NTSB, in a unanimous vote, determined that the probable cause of the accident was the in-flight fatigue fracture and separation of a propeller blade that resulted in excessive drag, loss of wing lift and reduced directional control of the aircraft. The NTSB further concluded that the fracture in the propeller blade was caused by a fatigue crack from multiple corrosion pits that were not discovered by the propeller manufacturer because of its inadequate and ineffective corporate inspection and repair techniques, training, documentation and communication. Accordingly, ASA's management does not feel that ASA was at fault, based on the factual information currently available to it. ASA has received insurance proceeds from its insurance company related to the hull value of the aircraft, and the debt related to this aircraft was paid with part of these insurance proceeds. A number of claims and lawsuits have been filed in connection with this matter. The propeller manufacturer (through its insurer) has agreed to address all claims arising from this accident without acknowledging fault. Accordingly, the Company's management does not believe that the Company has any liability in this matter, based on factual information currently available to it. Therefore, ASA has not accrued a liability for potential claims. Neither the propeller manufacturer nor its insurer has entered into any written indemnity agreement with ASA or its insurer, and neither is legally obligated to indemnify either ASA or its insurer for expenses actually incurred in connection with the crash. In addition, ASA maintains insurance coverage which it believes, based on factual information currently available to it, is sufficient to cover claims associated with this incident. After the results of the NTSB investigation were announced, ASA was dismissed from all existing lawsuits with respect to the crash.

         Approximately 25% of ASA's workforce are members of the unions representing pilots and flight attendants. In 1995, collective bargaining agreements with both of these unions became amendable and are currently being renegotiated. The Railway Labor Act, which governs labor relations for these unions, contains detailed provisions that must be exhausted before work stoppages can occur once a collective bargaining agreement becomes amendable. Federal mediation between ASA and the pilots and flight attendants has been ongoing for approximately one year.

         ASA has negotiated to receive interest rate subsidies on certain indebtedness through the export support program of the Federative Republic of Brazil. Outstanding debt aggregating approximately $83.1 million at December 31, 1996 is subject to subsidy payments which reduce the stated interest rates on such debt to an average of approximately 3.34%. Of this amount, subsidies on outstanding debt aggregating approximately $77.0 million are at risk to ASA if the Federative Republic of Brazil does not meet its obligations under the export support program. For the remaining debt that is subject to such subsidies, the lenders have assumed such risk by building such subsidy payments into ASA's payment obligations. During 1996, 1995 and 1994, ASA reduced its interest expense by approximately $2.8, $3.7 and $3.8 million, respectively, as a result of these interest rate subsidies. The amount of net interest paid during 1996, 1995 and 1994 was approximately $7.3, $7.4 and $4.7 million, respectively. As indicated above, there can be no assurance that ASA will continue to receive such subsidy payments.

         In 1984, ASA and Delta implemented a marketing program called the "Delta Connection". At December 31, 1996, Delta Air Lines Holdings, Inc. (an affiliate of Delta) owned approximately 27% of ASA Holdings' outstanding common stock. Delta leases reservation equipment and terminal facilities to ASA, and provides certain services to ASA, including reservation and ground handling services. Given ASA's relationship with Delta, ASA's results of operations and financial condition may be favorably or adversely impacted by Delta's decisions regarding flight routes and other operational matters. ASA has historically benefited from its relationship with Delta, but there can be no assurance that such benefits will occur in the future.

         Based on information currently available to it, the Company believes that available resources will be sufficient to meet its existing expenditure commitments (including current maturities of long-term debt and aircraft lease payments) as well as its anticipated capital expenditures and other working capital requirements for the foreseeable future. Financial resources anticipated to be available to the Company for such purposes include existing cash reserves, internally generated funds, amounts available under the existing line of credit, and short and long-term financing arrangements that the Company believes are available to it.

Accounting Standards

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 and the effect of adoption was not significant.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages companies to recognize expense for stock-based awards based on their fair value on the date of grant. At a minimum, Statement 123 requires pro forma disclosures in the Company's 1996 financial statements. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and provide the necessary disclosures required by Statement 123, rather than adopt the expense recognition provisions of this Statement.

Results of Operations

         The Company set new records in passenger traffic, operating revenues and net income in 1996. Total operating revenues were $375.3 million in 1996 compared with $328.7 million in 1995 and $312.1 million in 1994. Operating revenues were up 14% in 1996 primarily due to a 15% increase in revenue passenger miles ("RPMs") flown to 874 million. RPMs were higher in 1996 due to the number of passengers carried increasing by 18% to 3.6 million while the average trip length decreased by 3% to 241 miles. In late 1995, ASA replaced Delta's service to several markets with the BAe 146 jet aircraft. Higher passenger traffic in 1996 was largely attributable to an increase in traffic in markets served by the BAe 146 aircraft. ASA's load factor for 1996 was 49.1% compared with 45.2% for 1995. The average passenger yield (passenger revenue divided by RPMs) increased by .7% to 42.0 cents in 1996 compared with 41.7 cents in 1995, while average passenger fare decreased by 3% to $101.11 in 1996 compared with $103.81 in 1995. Passenger fares vary based on a number of factors including competition, fare discounting and economic conditions. Operating revenues in 1995 increased 5% over 1994 primarily due to a 6% increase in the average passenger yield offset by a 2% decrease in RPMs.
ASA's average load factor in 1995 was 45.2%, down from 47.2% in 1994.

         For the year ended December 31, 1996, net income increased by 11% to $56.6 million compared with $51.1 million for 1995. Net income per share for 1996 increased to $1.83 on 31.0 million weighted average shares outstanding compared with $1.55 on 33.0 million weighted average shares outstanding for 1995. The decrease in the average number of shares outstanding was due to the stock repurchase programs mentioned above in the "LIQUIDITY AND CAPITAL RESOURCES" section. In 1994, net income was $52.7 million or $1.54 per share on 34.2 million weighted average shares outstanding.

         Operating expenses increased 15% in 1996 and 11% in 1995. The Company experienced a 9% increase in the cost per available seat mile (ASM) flown to
16.3 cents compared with 15.0 cents in 1995. Capacity (the number of ASMs) was up 6% in 1996 due to changes in aircraft as described in the "LIQUIDITY AND CAPITAL RESOURCES" section above. Operating expenses in 1996 included $.7 million of expense related to the Company's SARs plan due to a 2% increase in the Company's stock price and additional vesting, while 1995 included $2.4 million of expense associated with stock appreciation rights ("SARs") due to a 39% increase in the stock price and additional vesting. Included in operating expenses for 1995 was approximately $2.3 million of "start-up" expenses associated with adding the BAe 146 aircraft to the fleet. Excluding the effect of the SARs expense and BAe start-up costs, operating expenses would have increased 17% in 1996 compared with 1995. Operating costs are higher primarily due to more expensive jet fuel, higher marketing related expenses, increased maintenance costs for the E-120 Brasilia turboprop fleet, and rent on the BAe 146 jet aircraft. The BAe 146 aircraft are currently being flown over shorter haul routes, and therefore their rent expense per ASM is higher than the Company's system average. Operating expenses in 1995 were up 11% compared with 1994. Included in 1995 were $2.3 million of BAe 146 start-up costs and $2.4 million of SARs expense compared with a $4.2 million credit in 1994 due to a 55% decline in the stock price. Excluding the effect of the BAe start-up costs and SARs expense, operating expenses would have increased 7% in 1995 compared with 1994 primarily due to (a) higher labor and related costs due to a 5% increase in the average number of employees; (b) higher maintenance expense due to the frequency of scheduled maintenance inspections and overhauls of time controlled components; and (c) higher aircraft rent expense due to a partial year's rent on four E-120 Brasilia aircraft and four BAe 146 jets leased in 1995. The following table compares components of operating cost per ASM for the years ended December 31, 1996, 1995 and 1994:

                                                      1996     1995     1994
                                                      ----     ----     ----
         Labor and related                            4.2(CENT) 4.3(cent) 3.7(cent)
         Fuel                                         1.9       1.4       1.4
         Direct maintenance                           2.6       2.4       2.2
         Passenger related                            2.1       1.8       1.8
         Depreciation and aircraft rent               2.4       2.2       2.1
         Other                                        3.1       2.9       2.6
                                                     -------  -------  -----
         Total operating expense per ASM             16.3(CENT)15.0(cent)13.8(cent)

         The following table presents various components of operating expense as a percentage of total operating expense for the years ended December 31, 1996, 1995 and 1994:

                                                      1996     1995     1994
                                                      ----     ----     ----
         Labor and related                             25%      29%      27%
         Fuel                                          12        9       10
         Direct maintenance                            16       16       15
         Passenger related                             13       12       13
         Depreciation and aircraft rent                15       15       16
         Other                                         19       19       19
                                                      ----     ----     ----
         Total operating expense                      100%     100%     100%

         The Company's break-even load factor was 37.2% in 1996 compared with 34.1% in 1995 and 34.2% in 1994. The higher break-even load factor in 1996 was primarily the result of higher operating expenses. The slightly lower break-even load factor in 1995 compared with 1994 was primarily attributable to a 6% increase in the average passenger yield offset by a 9% increase in the cost per available seat mile.

         Labor and related costs were $74.2 million in 1996, $72.3 million in 1995 and $60.9 million in 1994. The average number of employees in 1996 was 2,398, an increase of 6% over 1995 which contributed to higher labor and related costs. As mentioned above, 1996 included $.7 million of expense related to the SARs plan in comparison with $2.4 million of expense in 1995. In contrast, 1994 included a $4.2 million credit to SARs expense resulting from a decline in the Company's stock price and the related reversal of previously accrued SARs expense. Excluding SARs expense, labor and related costs per ASM would have been
4.1 cents for 1996 and 1995, and 3.9 cents for 1994 as compared with 4.2, 4.3 and 3.7 cents, respectively.

         Fuel expense was $33.5 million, $24.1 million and $23.5 million in 1996, 1995 and 1994, respectively. Fuel consumption increased 12% in 1996 while the average fuel price per gallon, including taxes and into plane fees, increased 25% in 1996 to 77.2 cents from 61.9 cents in 1995 primarily due to the increase in crude oil prices during 1996 and the additional 4.3 cent per gallon transportation fuel tax in October 1995. In August 1993, the United States government increased taxes on fuel, including aircraft fuel, by 4.3 cents per gallon. ASA was exempt from this tax increase until October 1995. This new tax increased the Company's operating expenses by $1.9 million in 1996 and $.4 million in 1995. The average price per gallon, including taxes and into plane fees, remained constant in 1995 compared with 1994, with consumption increasing 2%. Changes in aviation fuel prices have an industry wide impact and will tend to affect ASA's competitors in the same manner as ASA. Lower fuel prices may be offset by increased price competition and lower revenues for all carriers. There can be no assurance that ASA will be able to increase its fares in response to any future increases in fuel prices.

         Direct maintenance expense, excluding labor and related costs, increased to $46.2 million in 1996 from $40.3 million and $35.5 million in 1995 and 1994, respectively. This 15% increase in 1996 was primarily due to a 6% increase in capacity and increased maintenance inspections and overhauls of time controlled components. As with any air carrier, ASA's fleet of aircraft is aging and requires more frequent maintenance. The leased BAe 146 jet aircraft are maintenance mature aircraft that are under maintenance plans. Charges for the BAe 146 are incurred for each hour that the airframe, engines, landing gear, etc. are flown, and the charges for these maintenance plans are expensed on a monthly basis. The anticipated addition of new CRJ aircraft, which will hold 50 passengers and are expected to be used over longer haul routes, will create a higher capacity over which maintenance costs can be spread. Maintenance expenses in 1995 were higher compared with 1994 primarily due to the timing for scheduled maintenance inspections and overhauls.

         Passenger related expenses, which include a majority of the expenses under the caption "Reservation, commission and other" on the Company's Income Statement, were $36.8 million, $30.2 million and $29.0 million in 1996, 1995 and 1994, respectively. The increase of $6.6 million in 1996 compared with 1995 was primarily due to an increase in travel agency commissions, credit card discounts and reservation fees. These expenses are directly related to the 18% increase in passengers carried in 1996 versus 1995. Passenger related expenses were approximately 10% of passenger revenue in 1996 compared with 9% of passenger revenue in both 1995 and 1994. Delta began charging ASA higher fees for reservation service/systems in April 1995 and higher credit card fees in October 1995.

         Aircraft rental costs were approximately $16.9 million in 1996 compared with $10.3 million in 1995 and $9.4 million in 1994. The increased expense in 1996 was primarily attributable to three E-120 Brasilia aircraft and four BAe 146 aircraft leased during the fourth quarter of 1995, as well as a fifth BAe 146 aircraft leased in January 1996. Depreciation expense remained relatively constant at $26.5, $26.8 and $26.0 million for 1996, 1995 and 1994, respectively.

         Other expenses increased to $56.1 million in 1996 compared with $48.9 million in 1995 and $43.5 million in 1994. The increases in 1996 were due primarily to higher station security fees, liability insurance and interrupted trip and baggage claim expenses. The increases in 1995 were due primarily to the same expenses as indicated for 1996 plus higher station rent and hull insurance expense.

         Interest expense decreased to $5.9 million in 1996 compared with $7.6 million in 1995 and $6.2 million in 1994. The decrease in 1996 was attributable to lower interest rates on ASA's outstanding floating rate debt and less total debt outstanding. The increase in 1995 compared with 1994 was attributable to a full year of interest expense for the four ATR-72 aircraft purchased in 1994 as well as the upward trend in interest rates in 1995. Interest income was $10.7 million in 1996 compared with $12.0 million in 1995 and $7.5 million in 1994. A decline in interest rates contributed to lower interest income in 1996. Higher average cash available for investment and a rise in interest rates contributed to the increase in interest income for 1995.

         The Company's effective income tax rate differs from the statutory rate of 35% due primarily to the impact of state income taxes, net of federal tax benefit. In 1995, deferred tax liabilities and deferred tax expense were reduced by $1.3 million due to the resolution of prior years' income tax audits.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              ASA HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                            December 31,
                                                                         1996                  1995
                                                              ---------------       ---------------

ASSETS
Current Assets
  Cash and cash equivalents                                   $   137,468,791       $    66,402,694
  Marketable securities                                            52,653,227           121,697,247
  Receivables, less allowance for uncollectible accounts
  of $204,347 in 1996 and $266,343 in 1995 - Note J                 6,552,616            11,715,607
  Expendable parts, less allowance for obsolescence
     of $4,202,742 in 1996 and $4,048,772 in 1995                   8,145,369             6,439,628
  Other current assets                                              2,904,208             4,487,636
                                                              ---------------       ---------------

                                                                  207,724,211           210,742,812

Property and Equipment - Note B
  Flight equipment                                                456,809,305           474,188,485
  Other property and equipment                                     15,515,205             8,734,697
  Advance payments on property and equipment                          136,342                88,113
                                                              ---------------       ---------------

                                                                  472,460,852           483,011,295
  Less accumulated depreciation and amortization                  203,180,823           190,612,743
                                                              ---------------       ---------------

                                                                  269,280,029           292,398,552

Other Assets                                                        9,232,637             9,558,130
                                                              ---------------       ---------------

TOTAL ASSETS                                                  $   486,236,877       $   512,699,494
                                                              ===============       ===============


See notes to consolidated financial statements.

                              ASA HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                            December 31,
                                                                         1996                  1995
                                                              ---------------       ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                           $    25,576,213       $    32,390,437
  Accounts payable - Note J                                        18,402,087            20,945,977
  Air traffic liability                                             4,345,769             1,934,289
  Accrued compensation and related expenses                         7,286,476             6,697,331
  Accrued interest payable                                          1,318,550             2,941,011
  Other accrued expenses                                            3,075,765             4,156,667
                                                              ---------------       ---------------

                                                                   60,004,860            69,065,712

Long-Term Debt - Note B                                            94,617,877           120,209,650

Other Non-Current Liabilities                                       1,763,471             1,369,128

Deferred Income Taxes - Note E                                     69,634,773            69,199,527

Commitments and Contingencies - Notes B, C and F

Shareholders' Equity - Notes A, G and H
   Common stock, $.10 par; authorized -
   150,000,000 shares; issued - 29,993,570
    and 34,386,670 shares, respectively                             2,999,357             3,438,667
   Capital in excess of par                                                 -            45,887,347
   Retained earnings                                              257,218,657           258,857,819
   Unrealized holding (loss) gain on investments                      (2,118)                72,444
                                                              ---------------       ---------------

                                                                  260,215,896           308,256,277

   Less treasury stock at cost - 2,683,100
   shares in 1995 - Note G                                                  -            55,400,800
                                                              ---------------       ---------------
Total Shareholders' Equity                                        260,215,896           252,855,477
                                                              ---------------       ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $   486,236,877       $   512,699,494
                                                              ===============       ===============


See notes to consolidated financial statements.


                                              ASA HOLDINGS, INC.
                                      CONSOLIDATED STATEMENTS OF INCOME

                                                                       Years Ended December 31,
                                                                 1996                 1995                1994
                                                     ----------------     ----------------     ---------------
REVENUES
Operating Revenues:
  Passenger                                          $    367,250,428      $   318,360,153     $   305,846,064
 Other                                                      8,049,998           10,365,287           6,243,518
                                                     ----------------     ----------------     ---------------
Total Operating Revenues                                  375,300,426          328,725,440         312,089,582

EXPENSES
Operating Expenses:
 Flying operations                                         85,074,131           68,956,898          65,063,156
 Maintenance                                               61,376,727           54,309,317          49,036,093
 Passenger service                                         18,664,839           16,049,620          14,199,904
 Aircraft and traffic servicing                            45,390,058           40,229,297          36,333,282
 Reservation, commission and other                         39,344,575           32,148,818          30,480,757
 General and administrative                                12,078,785           13,159,314           5,284,986
 Depreciation, amortization and obsolescence               27,534,057           27,695,335          27,170,678
 Other                                                        684,815              301,734             249,185
                                                     ----------------     ----------------     ---------------

Total Operating Expenses (Including payments to
Delta Air Lines, Inc. of $11.9, $9.6 and $5.8 million)    290,147,987          252,850,333         227,818,041

Income from Operations                                     85,152,439           75,875,107          84,271,541

Non-Operating (Income) Expenses:
 Interest:
   Income                                                 (10,672,964)         (11,997,712)         (7,499,615)
   Expense                                                  5,862,866            7,609,317           6,199,299
 Other, net                                                (1,143,983)            (510,315)            (47,891)
                                                     ----------------     ----------------     ---------------
                                                           (5,954,081)          (4,898,710)         (1,348,207)
Income before Income Taxes                                 91,106,520           80,773,817          85,619,748

Income Taxes - Note E:
   Current                                                 34,058,554           26,289,595          24,897,824
   Deferred                                                   435,246            3,346,805           8,066,176
                                                     ----------------     ----------------     ---------------
                                                           34,493,800           29,636,400          32,964,000
                                                     ----------------     ----------------     ---------------

NET INCOME                                           $     56,612,720     $     51,137,417     $    52,655,748
                                                     ================     ================     ===============

EARNINGS PER SHARE                                              $1.83                $1.55               $1.54

Weighted Average Number of Shares Outstanding              30,990,599           32,964,138          34,187,833


See notes to consolidated financial statements.


                                                   ASA HOLDINGS, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Years Ended December 31,
                                                                                1996              1995               1994
                                                                     ---------------   ---------------    ---------------
OPERATING ACTIVITIES:
Net Income                                                           $    56,612,720   $    51,137,417    $    52,655,748
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
  Depreciation                                                            26,518,027        26,794,942         26,027,910
  Amortization and provision for obsolescence                              1,016,030           900,393          1,142,768
  Amortization of engine overhauls                                         6,656,680         7,710,438          6,570,952
  Deferred income taxes                                                      435,246         3,346,805          8,066,176
  Other                                                                     (107,722)         (174,173)         1,253,601
Changes in Operating Assets and Liabilities:
  Receivables                                                              5,187,991        (5,014,461)           104,232
  Expendable parts                                                        (1,859,712)          640,194         (1,830,457)
  Other assets                                                               742,274        (3,147,901)           409,523
  Accrued compensation and related expenses                                  983,488         3,014,807         (4,821,546)
  Accrued interest payable                                                (1,622,461)         (195,201)         1,494,320
  Other liabilities                                                       (1,213,312)       10,971,435          2,041,278
  Income taxes payable                                                             -        (1,243,399)        (2,998,093)
                                                                     ---------------   ---------------    ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 93,349,249        94,741,296         90,116,412

INVESTING ACTIVITIES:
Purchase of Marketable Securities                                       (189,882,992)     (198,048,934)      (186,608,304)
Proceeds from Sale of Marketable Securities                              258,806,167       210,597,389        165,574,532
Purchases of Property and Equipment
   including Advance Payments                                            (15,321,851)      (13,851,990)       (67,944,372)
Other                                                                      5,699,260         5,329,796            537,249
                                                                     ---------------   ---------------    ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       59,300,584         4,026,261        (88,440,895)

FINANCING ACTIVITIES:
Proceeds from Long-Term Debt                                                       -                 -         43,782,329
Principal Payments on Long-Term Debt                                     (32,405,997)      (28,264,141)       (24,862,330)
Dividends Paid                                                           (11,731,958)      (11,203,992)       (10,926,232)
Acquisition of Treasury Stock                                            (37,445,781)      (35,423,612)       (19,977,188)
                                                                     ---------------   ---------------    ---------------
NET CASH USED IN FINANCING ACTIVITIES                                    (81,583,736)      (74,891,745)       (11,983,421)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          71,066,097        23,875,812        (10,307,904)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            66,402,694        42,526,882         52,834,786
                                                                     ---------------   ---------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $   137,468,791    $   66,402,694    $    42,526,882
                                                                     ===============    ==============    ===============


See notes to consolidated financial statements.

                                                                       ASA HOLDINGS, INC.
                                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                          Common Stock            Capital in           Retained
                                                       Shares       Amount       Excess of Par         Earnings        Other
                                                    -----------  -------------   ----------------  ----------------  -----------
Balance, January 1, 1994                             34,339,772  $   3,433,977   $     44,458,248   $   177,194,878  $     -

Net Income                                                                                               52,655,748
Dividends Paid (32(cent)per share)                                                                      (10,926,232)
Exercise of Stock Appreciation Rights                    23,935          2,394            779,803
Unrealized Holding Loss on Investments, Net                                                                           (151,377)
Purchase of Treasury Stock
                                                    -----------  -------------   ----------------  ----------------  -----------

Balance, December 31, 1994                           34,363,707      3,436,371         45,238,051       218,924,394   (151,377)

Net Income                                                                                               51,137,417
Dividends Paid (34(cent)per share)                                                                      (11,203,992)
Exercise of Stock Appreciation Rights                    22,963          2,296            649,296
Unrealized Holding Gain on Investments, Net                                                                              223,821
Purchase of Treasury Stock
                                                    -----------  -------------   ----------------  ----------------  -----------

Balance, December 31, 1995                           34,386,670      3,438,667         45,887,347       258,857,819       72,444

NET INCOME                                                                                               56,612,720
DIVIDENDS PAID (38(CENT)PER SHARE)                                                                      (11,731,958)
UNREALIZED HOLDING LOSS ON INVESTMENTS, NET                                                                              (74,562)
PURCHASE OF TREASURY STOCK
CANCELLATION OF TREASURY STOCK                       (4,393,100)      (439,310)       (45,887,347)      (46,519,924)
                                                    -----------  -------------   ----------------  ----------------  -----------

BALANCE, DECEMBER 31, 1996                           29,993,570  $   2,999,357   $              -  $    257,218,657  $    (2,118)
                                                    ===========  =============   ================  ================  ===========

                                                                       ASA HOLDINGS, INC.
                                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                         Treasury Stock
                                                      Shares        Amount
                                                  -------------  --------------
Balance, January 1, 1994                                    -    $          -

Net Income
Dividends Paid (32(cent)per share)
Exercise of Stock Appreciation Rights
Unrealized Holding Loss on Investments, Net
Purchase of Treasury Stock                          (1,140,000)   (19,977,188)
                                                  -------------  ------------

Balance, December 31, 1994                          (1,140,000)   (19,977,188)

Net Income
Dividends Paid (34(cent)per share)
Exercise of Stock Appreciation Rights
Unrealized Holding Gain on Investments, Net
Purchase of Treasury Stock                          (1,543,100)   (35,423,612)
                                                  -------------  ------------

Balance, December 31, 1995                          (2,683,100)   (55,400,800)

NET INCOME
DIVIDENDS PAID (38(CENT)PER SHARE)
UNREALIZED HOLDING LOSS ON INVESTMENTS, NET
PURCHASE OF TREASURY STOCK                          (1,710,000)   (37,445,781)
CANCELLATION OF TREASURY STOCK                        4,393,100    92,846,581
                                                  -------------  ------------

BALANCE, DECEMBER 31, 1996                                   -   $          -
                                                  =============  ============


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Business: ASA Holdings, Inc. (ASA Holdings) is a holding company the principal assets of which are the shares of its wholly owned subsidiaries, Atlantic Southeast Airlines, Inc. (ASA) and ASA Investments, Inc. (ASA Investments). ASA Holdings became the parent holding company for ASA and ASA Investments pursuant to a corporate reorganization (the Reorganization), which was effective after the close of business on December 31, 1996. In May 1996, ASA's Board of Directors approved the Reorganization subject to the approval of ASA's shareholders. The shareholders approved the Reorganization on December 23, 1996.

Pursuant to the Reorganization, ASA merged with a wholly owned subsidiary of ASA Holdings. As part of the merger, each issued and outstanding share of ASA's common stock (other than treasury stock, which was cancelled) was converted into one share of ASA Holdings' common stock. Immediately after the merger on December 31, 1996, ASA effected a dividend to ASA Holdings of all of the capital stock of ASA Investments. As a result of the Reorganization, ASA and ASA Investments became the wholly owned subsidiaries of ASA Holdings. There was no significant impact on the consolidated financial statements as a result of these transactions.

All references to the Company contained herein refer collectively to ASA and its subsidiaries, ASA Holdings and ASA Investments, prior to December 31, 1996, and to ASA Holdings and its subsidiaries, ASA and ASA Investments, beginning December 31, 1996. All significant intercompany transactions have been eliminated.

ASA, ASA Holdings' principal operating subsidiary, is a large regional airline serving airports in the Southeastern and Southwestern United States. ASA derives its revenues primarily through the air transportation of passengers and cargo in scheduled airline service under a marketing agreement with Delta Air Lines, Inc. (Delta). Under this agreement, ASA's flights are listed on reservation systems as connecting Delta flights. Delta Air Lines Holdings, Inc., a subsidiary of Delta, owns approximately 27% of ASA Holdings' common stock (See Note J).

ASA Investments operates as an investment entity which manages cash assets contributed to it by ASA Holdings or its other subsidiaries.

Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Such investments include U.S. Government agency securities, corporate commercial paper and overnight repurchase agreements. The Company believes that the credit risk is minimal.

Marketable Securities: The Company's investment in marketable securities consists of debt instruments of the U.S. Treasury, U.S. Government agencies and municipal authorities. All such marketable securities have a maturity of less than one year. These investments are classified as available for sale and reported at fair market value.

Expendable Parts: Flight equipment expendable parts are valued at average cost less an allowance for obsolescence. Expendable parts are charged to maintenance expense as used.

Property, Equipment and Depreciation: Flight equipment and other property and equipment are stated at cost. Major additions, betterments and renewals are capitalized. Depreciation of costs less estimated residual values is computed on the straight-line basis over the estimated useful lives of the related assets as follows:

            Flight equipment                            3 - 15 years
            Other property and equipment                4 - 28 years

For income tax purposes, accelerated depreciation methods are used.

Maintenance: The cost of major engine overhauls for owned aircraft is capitalized and amortized to maintenance expense over the estimated overhaul life. Overhaul expense is accrued or amortized for leased aircraft in accordance with lease provisions.

Intangibles: Excess of cost over fair value of tangible assets acquired is amortized by the straight-line method over a 40-year period. Also included in other assets are deferred financing fees, reorganization costs and deferred gate assignment costs. These deferred assets are amortized over periods from one to 20 years. Accumulated amortization for these intangible assets and deferred costs at December 31, 1996 and 1995 was $2,910,829 and $2,462,580, respectively. Also included in other assets is restricted cash which serves as collateral for a portion of ASA's financing (See Note B). The cost of routine development of new or extended routes and the pre-operating costs incurred in connection with aircraft acquisitions are charged to expense as incurred.

Passenger Revenue Recognition: ASA issues Delta ticket stock for passenger sales. Passenger revenues are recognized at the time transportation is provided. As a "Delta Connection" carrier, ASA participates in Delta's frequent flyer incentive program. ASA does not accrue for incremental costs associated with the program's mileage accumulation since the impact is immaterial both on a quarterly and annual basis. Included in air traffic liability are cargo liabilities and amounts resulting from timing differences in billings with Delta.

Income Taxes: The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for temporary differences in the recognition of income and expenses for financial reporting and income tax reporting.

Earnings per Share: Earnings per share are based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents (See Notes G and H).

Recent Pronouncements: Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 and the effect of adoption was not significant.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages companies to recognize expense for stock-based awards based on their fair value on the date of grant. At a minimum, Statement 123 requires pro forma disclosures in the Company's 1996 financial statements. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and provide the necessary disclosures required by Statement 123, rather than adopt the expense recognition provisions of this Statement (See Note H).

NOTE B - LONG-TERM DEBT

ASA's long-term debt was as follows:

                                                                                                 December 31,
                                                                                              1996                     1995
                                                                                  ----------------        -----------------
Notes payable to banks. ASA pledged aircraft and support equipment with a net book value of $46,850,141 as collateral. Payments are due in semi-annual
installments of $3,758,836 plus interest at 6.5% to 1999.                         $      9,648,266        $      20,004,170

Notes payable to banks. ASA pledged aircraft and support equipment with a net book value of $22,184,014 as collateral. Payments are due in semi-annual
installments of $1,718,711 plus interest at 6.125% to 6.5% to 1999.                      6,837,627               10,275,048

Notes payable to banks. ASA pledged aircraft and support equipment with a net book value of $7,260,700 as collateral.  Payments are due
in quarterly installments of $259,662 plus interest at 7% to 1999.                       2,856,285                3,894,935

                                                                                                     December 31,
                                                                                              1996                     1995
                                                                                         =========                ---------
Notes payable to bank. ASA pledged aircraft and support equipment with a net book value of $12,288,908 as collateral. Payments are due in semi-annual
installments of $788,901 plus interest at 5.35% to 5.7875% to 2000.                      6,048,214                7,626,015

Floating rate note payable to bank. ASA pledged aircraft and support equipment with a net book value of $4,304,768 as collateral. Payments are due in semi-annual installments of $264,615 plus interest based on floating six month
LIBOR to 2000. Rate at December 31, 1996  was 6.1688%.                                   2,116,920                2,646,150

Floating rate note payable to bank. ASA pledged a Euro-time deposit of an equal amount as collateral. Payments are due in semi-annual installments of $264,926 plus interest based on floating six month LIBOR to 2000. Rate at December 31, 1996
was 6.425%.                                                                              2,119,411                2,649,263

Floating rate notes payable to bank. ASA pledged aircraft and support equipment with a net book value of $17,369,218 as collateral. Payments are due in semi-annual installments of $1,069,327 plus interest based on floating six month
LIBOR to 2001.  Rates at December 31, 1996 were 6.5375% - 6.69375%.                      9,623,945               11,762,599

Floating rate notes payable to bank. ASA pledged aircraft and support equipment with a net book value of $17,706,185 as collateral. Payments are due in semi-annual installments of $1,051,214 plus interest based on floating six month
LIBOR to 2002. Rates at December 31, 1996 were 6.35% - 6.4938%.                          9,981,855               12,084,284

Floating rate notes payable to bank. ASA pledged aircraft and support equipment with a net book value of $49,149,262 as collateral. Payments are due in semi-annual installments of $2,727,240 plus interest based on floating six month
LIBOR to 2003.  Rates at December 31, 1996 were 6.25% - 6.325%.                         33,846,816               41,748,628

Floating rate notes payable to bank. ASA pledged aircraft and support equipment with a net book value of $43,637,615 as collateral. Payments are due in mortgage style semi-annual installments estimated at $1,470,792 (subject to change) plus interest based on floating six month LIBOR to 2006. Rates at December 31, 1996
were 6.03516% to 6.1875%.                                                               37,114,751               39,908,995
                                                                                  ----------------        -----------------
                                                                                       120,194,090              152,600,087
Less current portion                                                                    25,576,213               32,390,437
                                                                                  ----------------        -----------------
                                                                                  $     94,617,877        $     120,209,650
                                                                                  ================        =================

As of December 31, 1996, maturities on long-term debt were:


1997                  $      25,576,213
1998                         21,876,209
1999                         18,671,639
2000                         15,382,312
2001                         11,632,669
After 2001                   27,055,048
                      -----------------
                      $     120,194,090
                      =================

         During 1996, ASA renegotiated the restrictive covenants in its credit agreements. The renegotiated credit agreements currently contain restrictive covenants that limit, among other things, the sale or lease of assets; the acquisition of stock of other entities; ratio of total liabilities to tangible net worth; and maintenance of minimum tangible net worth and funds flow coverage. In addition, the transfer of funds by ASA in the form of cash dividends, loans or advances is limited solely to the extent that the payment of such transfers would cause ASA to breach other financial covenants. ASA Holdings and ASA Investments are not subject to the restrictive covenants of ASA's credit agreements, except to the extent that ASA is restricted in its ability to transfer funds to ASA Holdings or ASA Investments in the form of cash dividends, loans or advances. At December 31, 1996, approximately $35 million of net assets was available for distribution by ASA to ASA Holdings under the most restrictive of these provisions. At December 31, 1996, approximately $129 million of net assets was available for distribution by ASA Investments to ASA Holdings.

         ASA has negotiated to receive interest rate subsidies on certain indebtedness through the export support program of the Federative Republic of Brazil. Outstanding debt aggregating $83,079,338 at December 31, 1996 is subject to subsidy payments which reduce the stated interest rates on such debt to an average of approximately 3.34%. However, subsidies on outstanding debt aggregating $77,031,124 are at risk to ASA if the Federative Republic of Brazil does not meet its obligations under the export support program. For the remaining debt that is subject to such subsidies, the lenders have assumed such risk by building such subsidy payments into ASA's payment obligations. During 1996, 1995 and 1994, ASA reduced its interest expense by $2,826,564, $3,726,620 and $3,800,430, respectively, as a result of these interest rate subsidies. The amount of net interest paid during 1996, 1995 and 1994 was $7,314,112, $7,446,255 and $4,702,987, respectively. As indicated above, ASA is at risk with respect to certain of these subsidy payments. While the Company has no reason to believe, based on information currently available to it, that ASA will not continue to receive such subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur.

NOTE C - AIRCRAFT COMMITMENTS

         As of December 31, 1996, ASA had no aircraft purchase commitments. In January 1997, ASA announced its intentions to acquire 30 Canadair Regional Jet aircraft from Bombardier, Inc. and to secure options to acquire an additional 60 aircraft, subject to the effectiveness of a definitive acquisition agreement with Bombardier, a definitive financing commitment with the Export Development Corporation of Canada and a definitive agreement with General Electric Company with respect to the acquisition of the engines and spare parts. At this time, ASA has not determined whether the acquisition will be a purchase or lease arrangement or both. ASA estimates that the cost of the 30 aircraft, including spare parts, will be approximately $600 million.

NOTE D - LINES OF CREDIT

         ASA has an $8,000,000 bank line of credit available at LIBOR plus .4%. This line of credit expires in February 1998 and is renewed annually. At December 31, 1996 and 1995, there was $.7 million of this line committed to support a letter of credit. The remainder is available for general working capital purposes on an as needed basis. At December 31, 1996 and 1995, there were no outstanding amounts against the line of credit.

NOTE E - INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax liabilities and assets as of December 31, 1996 and 1995 are as follows:


                                                                     1996                       1995
                                                       ------------------        -------------------
Deferred income tax liabilities:
  Tax over book depreciation                           $       72,736,336        $        72,277,493
  Other                                                           110,225                    172,151
                                                       ------------------        -------------------
  Total deferred income tax liabilities                        72,846,561                 72,449,644

Deferred income tax assets:
  Asset valuation reserves                                        749,755                  1,565,805
  Other                                                         2,462,033                  1,684,312
                                                       ------------------        -------------------
  Total deferred income tax assets                              3,211,788                  3,250,117
                                                       ------------------        -------------------
Net deferred income tax liabilities                    $       69,634,773        $        69,199,527
                                                       ==================        ===================

         For financial reporting purposes, the provision for income taxes includes the following components for the years ended December 31, 1996, 1995 and 1994:


                                    1996                     1995                 1994
                        ----------------     --------------------     ----------------
Federal:
  Current               $     30,993,254     $         23,397,695     $     22,124,324
  Deferred                       396,046                2,978,705            7,178,897
                        ----------------     --------------------     ----------------
                              31,389,300               26,376,400           29,303,221
                        ----------------     --------------------     ----------------

State:
  Current                      3,065,300                2,891,900            2,773,500
  Deferred                        39,200                  368,100              887,279
                        ----------------     --------------------     ----------------
                               3,104,500                3,260,000            3,660,779
                        ----------------     --------------------     ----------------
                        $     34,493,800     $         29,636,400     $     32,964,000
                        ================     ====================     ================

         A reconciliation of the provision for income taxes at the applicable federal statutory income tax rate to the income tax expense as reported is as follows for the years ended December 31, 1996, 1995 and 1994:



                                                                  1996                     1995                     1994
                                                   -------------------      -------------------      -------------------
Income tax expense at statutory rate               $        31,887,282      $        28,270,836      $        29,966,912
State income taxes, net of federal
tax benefit                                                  2,004,211                2,160,835                2,489,421
Other                                                          602,307                (795,271)                  507,667
                                                   -------------------      -------------------      -------------------
Income tax expense                                 $        34,493,800      $        29,636,400      $        32,964,000
                                                   ===================      ===================      ===================

         In 1995, prior years' income tax audits were resolved and the Company reduced its deferred tax liabilities and deferred tax expense by approximately $1.3 million.

         The Company paid income taxes in the amount of $33,389,841 in 1996, $27,259,730 in 1995 and $27,801,152 in 1994.

NOTE F - COMMITMENTS AND CONTINGENCIES

         ASA's current fleet includes the following aircraft under operating leases:


                                                                                                NON-CANCELLABLE
              # OF AIRCRAFT                           TYPE OF AIRCRAFT                             LEASE TERM
              -------------                           ----------------                          ---------------
                    8                                      ATR-72                                    7 years
                    4                                      EMB-120                               3.1 - 4.4 years
                    5                                      BAe 146                                   2 years

         ASA has the option to extend each of the BAe 146 aircraft leases.

         ASA leases facilities from local airport authorities or other carriers as well as office space for its corporate headquarters and hangar facilities. These leases are operating leases and have terms ranging from one month to 22 years.

         Total rental expense on operating leases for the years ended December 31, 1996, 1995 and 1994 was $24,041,093, $17,591,292 and $14,597,677,
respectively.

         Minimum future lease payments under all non-cancellable operating leases are as follows:

                          1997          $ 21,206,239
                          1998            15,807,881
                          1999            13,809,966
                          2000            12,750,678
                          2001            12,553,759
                          After 2001      38,202,729
                                        ------------
                                        $114,331,252
                                        ============

         On August 21, 1995, ASA suffered a tragic loss when one of its flights crashed. On November 26, 1996, the National Transportation Safety Board (NTSB), in a unanimous vote, determined that the probable cause of the accident was the in-flight fatigue fracture and separation of a propeller blade that resulted in excessive drag, loss of wing lift and reduced directional control of the aircraft. The NTSB further concluded that the fracture in the propeller blade was caused by a fatigue crack from multiple corrosion pits that were not discovered by the propeller manufacturer because of its inadequate and ineffective corporate inspection and repair techniques, training, documentation and communication. Accordingly, ASA's management does not feel that ASA was at fault, based on the factual information currently available to it. ASA has received insurance proceeds from its insurance company related to the hull value of the aircraft, and the debt related to this aircraft was paid with part of these insurance proceeds. A number of claims and lawsuits have been filed in connection with this matter. The propeller manufacturer (through its insurer) has agreed to address all claims arising from this accident without acknowledging fault. Accordingly, the Company's management does not believe that the Company has any liability in this matter, based on factual information currently available to it. Therefore, ASA has not accrued a liability for potential claims. Neither the propeller manufacturer nor its insurer has entered into any written indemnity agreement with ASA or its insurer, and neither is legally obligated to indemnify either ASA or its insurer for expenses actually incurred in connection with the crash. In addition, ASA maintains adequate insurance coverage which it believes, based on factual information currently available to it, is sufficient to cover claims associated with this incident. After the results of the NTSB investigation were announced, ASA was dismissed from all existing lawsuits with respect to the crash.

         Approximately 25% of ASA's workforce are members of the unions representing pilots and flight attendants. In 1995, collective bargaining agreements with both of these unions became amendable and are currently being renegotiated. Federal mediation between ASA and the pilots and flight attendants has been ongoing for approximately one year. The Railway Labor Act, which governs labor relations for these unions, contains detailed provisions that must be exhausted before work stoppages can occur once a collective bargaining agreement becomes amendable.


NOTE G - DIVIDENDS AND COMMON STOCK TRANSACTIONS

         During the fourth quarter of 1996, ASA renegotiated certain restrictive covenants in its credit agreements. Limitations on ASA's payment of dividends and ASA's repurchases of common stock were removed, except to the extent that the transfer of funds in the form of cash dividends, loans or advances would cause ASA to breach other financial covenants (See Note B). ASA Holdings and ASA Investments are not subject to such restrictions except to the extent that ASA is restricted in its ability to transfer funds to ASA Holdings or ASA Investments in the form of cash dividends, loans or advances. Prior to the amendment of these credit agreements, ASA was limited in the amount of cash it could apply to the repurchase of common stock and the payment of dividends generally to 30% of average annual earnings. During the first three quarters of 1996 and in 1995, ASA paid dividends on its common stock in the amount of $8,882,569 and $11,203,992 and acquired approximately $2,785,000 and $3,329,000 of its common stock, without exceeding these previously existing limitations. In 1994, ASA acquired approximately $2,777,000 of its common stock under the previous terms of the agreements. ASA's Board of Directors authorized ASA to repurchase on the open market up to an additional $50,000,000 of its common stock at any time on or before December 31, 1995 and up to an additional $50,000,000 of ASA common stock during fiscal 1996. These repurchases were authorized by the Board to be in addition to the repurchases allowed under the existing credit agreements. Because these common stock repurchase programs were not within the limitations set forth in the credit agreements, they were consented to by ASA's lenders, in advance, as required by the credit agreements. Pursuant to these repurchase programs, ASA repurchased approximately $49,295,000 of its common stock through December 31, 1995 and an additional $34,661,000 of its common stock during 1996. All of the repurchased shares of common stock were held as treasury stock. In connection with the Reorganization on December 31, 1996, all of the shares of treasury stock were cancelled. In January 1997, ASA Holdings announced that its Board of Directors authorized it to repurchase up to $50,000,000 of its common stock on the open market during 1997.

         During 1996, ASA paid a total of $11,731,958 in dividends at 9.5 cents per share per quarter. In January 1997, ASA Holdings' Board of Directors increased the regular quarterly cash dividend to 10 cents per share.

NOTE H - STOCK PLANS

         The Company has a Stock Appreciation Rights (SARs) plan which allows for up to 900,000 shares of ASA Holdings' common stock to be issued to certain employees. The plan provides for the appreciation in market value, at the date of exercise, over the grant price to be issued in shares of common stock, cash or a combination thereof, as determined by the Board of Directors and set at the time of each SAR grant. SARs outstanding at December 31, 1996 are exercisable over a period of five years at certain intervals, as provided in the form of each grant. Grants are made by a committee of the Board of Directors.

         SARs transactions  are as follows:


                                              NUMBER OF SARS      GRANT PRICE
                                              --------------      -----------

Outstanding at January 1, 1994                     416,200       $17.13 - $21.13
  Exercised                                       (122,200)           21.13
  Granted                                          235,700            36.75
                                                ----------    ----------------------

Outstanding at December 31, 1994                   529,700         17.13 - 36.75
  Exercised                                       (150,300)           21.13
  Granted                                          411,000            17.13
                                                ----------    ----------------------

Outstanding at December 31, 1995                   790,400        17.13 - 36.75
  Exercised                                              -              -
  Granted                                                -              -
                                                ----------    ----------------------

Outstanding at December 31, 1996                   790,400       $17.13 - $36.75
                                                ----------    ----------------------


         In January 1997, an additional 414,100 SARs were granted at an exercise price of $22.38. In 1996 and 1995, SARs increased expense by $729,000 and $2,416,000, respectively. In 1994, the Company reversed previously accrued expenses associated with SARs resulting in a credit to expense of approximately $4,198,000 due to a decline in the price of its common stock. In connection with the exercise of SARs, the Company made cash payments of $434,445 and issued 22,963 shares of common stock in 1995, and made cash payments of $521,529 and issued 23,935 shares of common stock in 1994. Assuming full vesting, shares issuable under SARs outstanding at December 31, 1996 were 57,601 and all SARS are fully vested as of February 1997.

         As indicated in Note A, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related interpretations in accounting for its SARs. However, the Financial Accounting Standards Board Opinion No. 123, "Accounting for Stock-Based Compensation", requires pro forma information regarding net income and earnings per share as if the Company had accounted for its SARs granted subsequent to

December 31, 1994 under the fair value method of that Statement. The fair value of these SARs was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1995 and 1996: a risk-free interest rate of 6%; a dividend yield of 2%; a volatility factor of the expected common stock market price of .472; and a weighted-average expected life of the SAR of five years. The fair value of the SARs granted in 1995 was computed to be $7.11. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock plan has characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the SARs. For purposes of pro forma disclosures, the estimated fair value of the SARs is amortized over the vesting period of the related SARs. The Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share information):


                                          1996            1995
                                       -------        --------
Net Income - as reported               $56,613         $51,137
Net Income - pro forma                 $56,524         $50,844
Earnings per Share - as reported         $1.83           $1.55
Earnings per Share - pro forma           $1.82           $1.54


NOTE I - EMPLOYEE BENEFIT PLANS

         All employees of the Company who have completed one year of employment are generally eligible to participate in ASA's Investment Savings Plan. For each dollar of salary reduction elected by an employee (up to 6% of an employee's earnings), the Company has made a matching contribution of 20 cents to 50 cents (depending on the number of years of participation for each participant). The amounts contributed by the Company for 1996, 1995 and 1994 were approximately $920,000, $915,000 and $820,000, respectively.

         The Company has an Executive Deferred Compensation Plan for certain employees, as designated by a committee of the Board of Directors. The Company contributes from 10% to 15% of each participant's base salary to the plan. Approximately $126,000, $122,000 and $100,000 were contributed in 1996, 1995 and 1994, respectively.

         The Company has a Supplemental Executive Retirement Plan (SERP) which was approved by the Board of Directors in May 1995. The SERP provides supplemental retirement income to certain key executive employees at the time of their retirement or termination of employment from the Company, on or after the attainment of age 55. During 1996 and 1995, respectively, the Company recorded expense of approximately $142,000 and $131,000 related to the SERP. At December 31, 1996 and 1995, respectively, other non-current liabilities included approximately $913,000 and $681,000 related to the SERP.

         The Company has no material liability for post-retirement or post-employment benefits under Statements of Financial Accounting Standards No. 106 and 112.


NOTE J - RELATED PARTY TRANSACTIONS

         Delta Air Lines Holdings, Inc. (an affiliate of Delta) owns 7,995,000 shares or approximately 27% of ASA Holdings' outstanding common stock. ASA leases reservation equipment and certain terminal facilities from Delta and Delta provides certain services to ASA including reservation and ground handling services. Expenses paid to Delta under these agreements were approximately $11,883,000 in 1996, $9,642,000 in 1995, and $5,762,000 in 1994. Other
information related to Delta is as follows:


                                             1996             1995
                                          ----------       ----------
Accounts Receivable from Delta
at December 31:                           $  121,000       $  129,000
Accounts Payable to Delta
at December 31:                           $1,747,000       $2,275,000

         Given ASA's relationship with Delta, ASA's results of operations and financial condition may be favorably or adversely impacted by Delta's decisions regarding its flight routes and other operational matters. ASA's flight schedules are structured to facilitate the connection of its passengers with Delta flights at ASA's Atlanta and Dallas/Fort Worth hubs. ASA has historically benefited from its relationship with Delta, but there can be no assurance that such benefits will occur in the future.

NOTE K - MARKETABLE SECURITIES AND FAIR VALUE INFORMATION

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash and cash equivalents: The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value.

         Marketable securities: Investments are classified as available for sale and reported at fair value (estimated based on quoted market prices). The gross unrealized holding loss of $3,432 as of December 31, 1996 and the $117,414 holding gain as of December 31, 1995 are reflected as adjustments to shareholders' equity, net of related income taxes. Realized gains and losses other than interest income were not material.

         Long-term debt: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's estimate of current borrowing rates for credit facilities with maturities which approximate the weighted average maturities for its existing long-term debt.

         Off-balance sheet financial instruments: The Company receives interest rate subsidies on certain long-term debt instruments (See Note B). The fair values of these off-balance sheet instruments are estimated using discounted cash flow analyses based on the Company's estimate of current borrowing rates.

         The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:


                                                CARRYING AMOUNTS                                 ESTIMATED FAIR VALUE
                                                  1996                 1995                     1996                      1995
                                       ---------------      ---------------      -------------------       -------------------

Cash and cash equivalents              $   137,468,791      $    66,402,694      $       137,468,791       $        66,402,694
Marketable securities                       52,653,227          121,697,247               52,653,227               121,697,247
Total long-term debt
(including current maturities)            (120,194,090)        (152,600,087)            (119,894,051)             (152,501,958)
Off-balance sheet financial
instruments                                          -                    -                5,700,053                 8,305,613

ASA HOLDINGS, INC.
REPORT OF MANAGEMENT


         The management of ASA Holdings, Inc. is responsible for the preparation, content, integrity and objectivity of the financial statements and other information presented in this report. The financial statements, which were prepared in conformity with generally accepted accounting principles applied on a consistent basis, have been audited by Ernst & Young LLP, independent auditors.

         The Company maintains a system of internal controls that provides reasonable assurance as to the integrity and reliability of the financial statements, that its assets are safeguarded against loss or unauthorized use and that fraudulent financial reporting is prevented and detected.

         The Board of Directors pursues its responsibilities through its Audit Committee composed entirely of directors who are not employees of the Company. The Audit Committee meets periodically and privately with the Company's independent auditors and Company management to review accounting, auditing, internal control and financial reporting matters.



/s/ George F. Pickett
-------------------------
George F. Pickett
Chairman of the Board and
Chief Executive Officer



/s/ Ronald V. Sapp
---------------------------
Ronald V. Sapp
Chief Financial Officer and
Vice President - Finance

REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
ASA Holdings, Inc.

         We have audited the accompanying consolidated balance sheets of ASA Holdings, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ASA Holdings, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                        /s/ ERNST & YOUNG LLP

Atlanta, Georgia
January 31, 1997

                               ASA HOLDINGS, INC.
                QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                  FIRST        SECOND         THIRD          FOURTH          YEAR
                                             ----------    ----------    ----------     -----------   -----------
1996
OPERATING REVENUES                           $   89,405    $  104,238    $   94,670     $    86,987   $   375,300
OPERATING INCOME                                 17,063        28,823        25,462          13,804        85,152
INCOME BEFORE INCOME TAXES                       18,221        29,960        26,821          16,105        91,107
NET INCOME                                   $   11,297    $   18,430    $   16,549     $    10,337   $    56,613
NET INCOME PER SHARE                         $     0.36    $     0.59    $     0.53     $      0.35   $      1.83
WEIGHTED AVERAGE SHARES OUTSTANDING              31,490        31,325        30,975          30,181        30,991
STOCK PRICE DATA
  HIGH                                       $    28.50    $    29.38    $    28.38     $     25.00   $     29.38
  LOW                                        $    17.88    $    22.00    $    20.25     $     19.88   $     17.88

1995
Operating Revenues                           $   71,891    $   90,049    $   84,225     $    82,560   $   328,725
Operating Income                                 14,375        23,294        23,108          15,098        75,875
Income before Income Taxes                       15,008        24,258        24,522          16,986        80,774
Net Income                                   $    9,560    $   14,967    $   15,130     $    11,480   $    51,137
Net Income per Share                         $     0.29    $     0.45    $     0.46     $      0.35   $      1.55
Weighted Average Shares Outstanding              33,069        33,113        33,107          32,558        32,964
Stock Price Data
  High                                       $    21.00    $    30.75    $    34.25     $     27.88   $     34.25
  Low                                        $    15.25    $    18.00    $    21.75     $     20.75   $     15.25

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

         No change in or disagreements with ASA's accountants took place during ASA's fiscal years ended December 31, 1996 and 1995, or during the subsequent interim period through March 3, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the data under the heading "ELECTION OF DIRECTORS" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in connection with the solicitation of proxies for ASA Holdings' annual meeting of shareholders to be held May 21, 1997, to be filed with the Securities and Exchange Commission (the "COMMISSION").

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the data under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement to be used in connection with the solicitation of proxies for ASA Holdings' annual meeting of shareholders to be held May 21, 1997, to be filed with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The information required by this Item is incorporated herein by reference to the data under the heading "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF -- SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" in the Proxy Statement to be used in connection with the solicitation of proxies for ASA Holdings' annual meeting of shareholders to be held May 21, 1997, to be filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the data under the heading "ELECTION OF DIRECTORS -- COMPENSATION COMMITTEE INTERLOCKS AND ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION DECISIONS" in the Proxy Statement to be used in connection with the solicitation of proxies for ASA Holdings' annual meeting of shareholders to be held May 21, 1997, to be filed with the Commission.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)      Documents filed as part of this Report:

         l. The following financial statements of the Registrant required by
Item 8 of Form 10-K are included as pages [34] through [51] of this Report on Form 10-K:

         Consolidated Balance Sheets as of December 31, 1996 and 1995;

         Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994;

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994;

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994; and

         Notes to Consolidated Financial Statements.

         2. The following financial statement schedule[s] of the Registrant required by Item 8 and Item 14(d) of Form 10-K are included as pages [67] through [68] of this Report on Form 10-K:

         Schedule I - Condensed Financial Information of Registrant
         Schedule II - Valuation and Qualifying Accounts and Reserves

Schedules other than those listed above have been omitted because they are not applicable or required under the accounting regulations and related instructions of the Commission.

         3. The following exhibits required by Item 601 of Regulation S-K and by
Item 14(c) of Form 10-K are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K:

         The exhibits listed on the Exhibit Index on pages 62 through 69 of this Report are incorporated herein by reference. The management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report pursuant to Item 14(c) are identified in the Exhibit Index.

(b)  ASA filed no current reports on Form 8-K during the fourth quarter of 1996.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               ASA HOLDINGS, INC.


CONDENSED BALANCE SHEET

                                                   December 31, 1996
                                                     (In Thousands)
ASSETS

Current Assets
  Receivables from Affiliates                           $  2,807

Investment in Subsidiaries                               260,217

Other Assets                                               1,214
                                                        --------

Total Assets                                            $264,238
                                                        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities                                     $  2,364
  Accrued Compensation and Related Expenses
  Other Accrued Expenses                                     100
                                                        --------
                                                           2,464

Non-Current Liabilities                                    1,558

Shareholders' Equity
  Common Stock Par Value                                   2,999
  Retained Earnings                                      257,217
                                                        --------
                                                         260,216
                                                        --------

Total Liabilities and Shareholders' Equity              $264,238
                                                        ========

See accompanying note.

                              ASA HOLDINGS, INC.

         CONDENSED STATEMENT OF INCOME

                                                                    December 31, 1996
                                                                      (In Thousands)
         Net Income before Equity in Earnings of Subsidiaries                    -

         Equity in Earnings of Subsidiaries                            $    56,613
                                                                       -----------

         Net Income                                                    $    56,613
                                                                       ===========

         CONDENSED STATEMENT OF CASH FLOWS

         Net Income                                                    $    56,613

         Adjustment to Reconcile Net Income to Net Cash
           Provided by Operating Activities:

           Undistributed earnings of subsidiaries                          (56,613)
                                                                       -----------

         Net Cash Provided by Operating Activities                               -
         Increase (Decrease) in Cash                                             -
         Cash at Beginning of Year                                               -
                                                                       -----------
         Cash at End of Year                                                     -
                                                                       ===========

Note to Condensed Financial Statements

Note A - Basis of Presentation

ASA Holdings, Inc., the parent company, was formed pursuant to a corporate reorganization which was effective December 31, 1996. ASA Holdings, Inc. holds all of the outstanding shares of Atlantic Southeast Airlines, Inc. and ASA Investments, Inc. The Company's investment in subsidiaries is stated at equity.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                December 31, 1996

--------------------------------------------------------------------------------------------
                    Col. A                           Col. B                Col. C
--------------------------------------------------------------------------------------------
                                                                          Additions
                                                                  --------------------------

                                                                    Charged      Charged to
                                                    Balance at         to          other
                                                   beginning of     cost and      accounts
Description                                           period        expenses     (describe)

Year ended December 31, 1994
Reserves and allowances deducted
 from asset accounts:
Allowance for doubtful accounts                  $      195,970  $    120,000
Allowance for obsolescence of
expendable parts                                      2,938,200       565,913
                                                 --------------  ------------  --------------
                                                 $    3,134,170  $    685,913  $            0

Year ended December 31, 1995
Reserves and allowances deducted
 from asset accounts:
Allowance for doubtful accounts                  $      280,569  $     20,000
Allowance for obsolescence of
 expendable parts                                     3,504,113       546,339
                                                 --------------  ------------  --------------
                                                 $    3,784,682  $    566,339  $            0
Year ended December 31, 1996
Reserves and allowances deducted from
  asset accounts:
Allowance for doubtful accounts                  $      266,343  $    (25,000)
Allowance for obsolescence of
expendable parts                                      4,048,772       567,788
                                                 --------------  ------------  --------------
                                                 $    4,315,115  $    542,788  $            0
                                                 ==============  ============  ==============



                    Col. A                              Col. D                  Col. E
----------------------------------------------   ------------------          -----------
                                                 ------------------          -----------



                                                                             Balance at
                                                   Deductions                  end of
Description                                        (describe)                  period

Year ended December 31, 1994
Reserves and allowances deducted
 from asset accounts:
Allowance for doubtful accounts                  $   (35,401)  (A)           $   280,569
Allowance for obsolescence of
expendable parts                                                               3,504,113
                                                 -----------                 -----------
                                                 $   (35,401)                $ 3,784,682

Year ended December 31, 1995
Reserves and allowances deducted
 from asset accounts:
Allowance for doubtful accounts                  $   (34,226)  (A)           $   266,343
Allowance for obsolescence of
 expendable parts                                     (1,680)  (B)             4,048,772
                                                 -----------                 -----------
                                                 $   (35,906)                $ 4,315,115
Year ended December 31, 1996
Reserves and allowances deducted from
  asset accounts:
Allowance for doubtful accounts                  $   (36,996)  (A)           $   204,347
Allowance for obsolescence of
expendable parts                                    (413,818)  (B)             4,202,742
                                                 -----------                 -----------
                                                 $  (450,814)                $ 4,407,089
                                                 ===========                 ===========

(A) Uncollectible Accounts charged off during the period.
(B) Obsolete parts charged off during the period.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ASA HOLDINGS, INC.



                                By:   /s/ George F. Pickett
                                      -----------------------------------------
                                      George F. Pickett
                                      Chairman of the Board and Chief Executive
                                      Officer (Principal Executive Officer)

                                      Date: March 31, 1997

         We, the undersigned officers and directors of ASA Holdings, Inc., hereby severally constitute George F. Pickett and John W. Beiser and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this report, and generally do all such things in our name and behalf in such capacities to enable ASA Holdings, Inc. to comply with the applicable provisions of the Securities Act of 1933, as amended, and all requirements of the Securities and Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such amendments.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ George F. Pickett                                  March 31, 1997
---------------------------------
George F. Pickett, Chairman of the Board
and Chief Executive Officer (Principal
Executive Officer) and Director

/s/ John W. Beiser                                     March 31, 1997
---------------------------------
John W. Beiser, President, Secretary
and Director

/s/ Ronald V. Sapp                                     March 31, 1997
---------------------------------
Ronald V. Sapp, Vice President - Finance
(Principal Financial and Accounting
Officer)

/s/ Jean A. Mori                                       March 31, 1997
---------------------------------
Jean A. Mori, Director

/s/ Parker H. Petit                                    March 31, 1997
---------------------------------
Parker H. Petit, Director

/s/ Ralph W. Voorhees                                  March 31, 1997
---------------------------------
Ralph W. Voorhees, Director

/s/ Alan M. Voorhees                                   March 31, 1997
---------------------------------
Alan M. Voorhees, Director


                                  EXHIBIT INDEX



Exhibit Number and Description

3(a) Articles of Incorporation. (Incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-4 [Registration No. 333-13071], as amended [the "REORGANIZATION REGISTRATION STATEMENT"].)

3(b) Bylaws. (Incorporated by reference to Exhibit 3(b) to the Reorganization Registration Statement.)

4 Instruments defining the rights of security holders, including indentures. See Exhibits 3(a) and 3(b).)

10(a) Stock Agreement dated as of March 17, 1997, between ASA Holdings, ASA, Delta and Delta Holdings. Attached hereto as Exhibit 10(a).

10(b) Delta Connection Agreement dated July 1, 1986, between ASA and Delta. (Incorporated by reference to Exhibit 10(e) to ASA's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992.) Letter Agreement dated February 19, 1987 from Delta and agreed to and accepted by ASA. (Incorporated by reference to Exhibit 10(a) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Amendment to the Delta Connection Agreement dated December 17, 1987, between Delta and ASA. (Incorporated by reference to Exhibit 10(b) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Amendment to the Delta Connection Agreement effective July 1, 1988, between Delta and ASA. (Incorporated by reference to Exhibit 10(c) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Amendment to the Delta Connection Agreement dated March 4, 1992, between Delta and ASA. (Incorporated by reference to Exhibit 10(d) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Amendment to the Connection Carrier Agreement dated as of August 1, 1994, between Delta and ASA. (Incorporated by reference to Exhibit 10(e) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in these exhibits.

10(c) Office Lease Agreement dated December 18, 1991, by and between ASA and Trident Partners. (Incorporated by reference to Exhibit 10(q) to ASA's Annual Report on Form 10-K for the year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992.)

10(d) Lease Agreement dated April 1, 1988, between ASA and Macon - Bibb County Industrial Authority. (Incorporated by reference to Exhibit 10(k) to ASA's Annual Report on Form 10-K for the year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1993.)

10(e) Credit Agreement dated as of December 24, 1986, among ASA, ASA Investments, and Manufacturers Hanover Leasing International Corp., American Security Bank, N.A., Barclays Bank PLC, B.S.F.E. - Banque de la Societe Financiere Europeene, Canadian Imperial Bank of Commerce, Citizens and Southern National Bank, Continental Illinois National Bank and Trust Company of Chicago, Kawasaki Lease Financing Inc., National Bank of Canada, National Bank of Georgia and The Royal Bank of Canada. (Incorporated by reference to Exhibit 10(f) to ASA's Annual Report on Form 10-K for the year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992.) Amendment No. 1 dated as of February 20, 1987. (Incorporated by reference to Exhibit 10(f) to ASA's Annual Report on Form 10-K for the year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1993.) Amendment No. 2 dated as of May 23, 1989. (Incorporated by reference to
         Exhibit 19(a) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, file number 0-11097, filed with the commission on November 11, 1989.) Amendment No. 3 dated as of August 17, 1989. (Incorporated by reference to Exhibit 19(b) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, file number 0-11097, filed with the Commission on November 11, 1989.) Fourth Amendment dated September 17, 1996. (Incorporated by reference to Exhibit 10(f) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the Fourth Amendment.

10(f) Single Payment Note, dated January 26, 1987, payable to SunTrust Bank. (Incorporated by reference to Exhibit 10(g) to ASA's Annual Report on Form 10-K for the year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992.)

10(g) Credit Agreement dated as of April 23, 1987, among ASA, ASA Investments, Inc., Manufacturers Hanover Leasing International Corp., Kawasaki Lease Financing, Inc. and Credit Lyonnais, Cayman Islands Branch. (Incorporated by reference to Exhibit 10(i) to ASA's Annual Report on Form 10-K for the year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992.) Amendment No. 1 dated as of May 23, 1989. (Incorporated by reference to Exhibit 19(c) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, file number 0-11097, filed with the Commission on November 11, 1989.) Second Amendment dated as of October 31, 1989. (Incorporated by reference to Exhibit 10(s) to ASA's Annual Report on Form 10-K for the year ended December 31, 1989, file number 0-11097, filed with the Commission on March 30, 1990.) Third Amendment dated September 17, 1996. (Incorporated by reference to Exhibit 10(h) to ASA's Quarterly Report on Form 10-Q for the quarter ended

         September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the Third Amendment.

10(h) Credit Agreement dated June 15, 1990 between ASA and Bank of America National Trust and Savings Association ("BANK OF AMERICA"). Attached as
         Exhibit 10(h) hereto. First Amendment dated September 13, 1996 (Incorporated by reference to Exhibit 10(j) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the First Amendment.

10(i) Credit Agreement dated December 1, 1990 between ASA and Wachovia Bank of Georgia, N.A. ("WACHOVIA"). Attached as Exhibit 10(i) hereto. Amendatory Agreement dated July 6, 1993. Second Amendment dated September 13, 1996. (Incorporated by reference to Exhibit 10(l) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the Second Amendment.

10(j) Credit Agreement dated February 25, 1991 between ASA and Bank of America. Attached as Exhibit 10(j) hereto. First Amendment dated September 13, 1996 (Incorporated by reference to Exhibit 10(n) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the First Amendment.

10(k) Credit Agreement dated April 19, 1991 between ASA and Wachovia. Attached as Exhibit 10(k) hereto. First Amendment dated September 13, 1996 (Incorporated by reference to Exhibit 10(p) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the First Amendment.

10(l) Credit Agreement dated June 1, 1992, among ASA, Wachovia, in both its capacities as Lender and Agent, and the Bank of Tokyo - Mitsubishi, LTD., Atlanta Agency f/k/a The Bank of Tokyo, Ltd., Atlanta Agency. Attached as Exhibit 10(l) hereto. First Amendment dated September 13, 1996. (Incorporated by reference to Exhibit 10(r) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the First Amendment.

10(m) Credit Agreement with Trust Company Bank dated as of April 20, 1994. (Incorporated by reference to Exhibit 10(a) to ASA's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, file number 0-11097, filed with the Commission on May 13, 1994.)

         Confidential treatment has been granted by the Commission with respect to certain provisions in this Credit Agreement. First Amendment dated September 11, 1996. (Incorporated by reference to Exhibit 10(t) to ASA's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the First Amendment.

10(n) Aircraft Purchase Agreement dated August 27, 1990, between ASA and Embraer - Empresa Brasileira de Aeronautica S.A. (Incorporated by reference to Exhibit 10(t) to ASA's Annual Report on Form 10-K for the year ended December 31, 1990, file number 0-11097, filed with the Commission on March 29, 1991.) Confidential treatment has been granted for with respect to certain provisions in this exhibit.

10(o) Purchase Agreement Assignment [N630AS] dated June 22, 1995; Purchase Agreement Assignment [N631AS] dated June 22, 1995; Purchase Agreement Assignment [N632AS] dated June 22, 1995; Purchase Agreement Assignment [N633AS] dated June 22, 1995; Purchase Agreement Assignment [N634AS] dated June 22, 1995; Purchase Agreement Assignment [N635AS] dated June 22, 1995; Purchase Agreement Assignment [N636AS] dated June 22, 1995; and Purchase Agreement Assignment [N637AS] dated June 22, 1995 all between the Company and First Security Bank of Utah, N.A. (Incorporated by reference to Exhibit 10(c) to ASA's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995.)

10(p) Aircraft Purchase Agreement dated as of April 15, 1993, between ASA and Embraer-Empresa Brasileira de Aeronautica S.A., related Letter Agreements (I), (II), and (III) dated as of April 15, 1993, and a Second Amendment dated as of April 15, 1993, to a Letter Supplement dated as of November 21, 1988. (Incorporated by reference to Exhibit 10(a) to ASA's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.

10(q) Participation Agreement dated as of May 1, 1993 between the Company and Antoine Finance Corporation. (Incorporated by reference to Exhibit 10(b) to ASA's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.

10(r) Unconditional Guaranty of Performance between the Company and Avions de Agreement between the Company and Avions de Transport Regional dated February 10, 1993 and related letter agreements. (Incorporated by reference to Exhibit 10(d) to ASA's quarterly report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993.)

10(s) Purchase Agreement Assignment No. 1 dated May 10, 1993, Purchase Agreement Assignment No. 2 dated May 12, 1993, Purchase Agreement Assignment No. 3 dated May 26, 1993, Purchase Agreement Assignment No. 4 dated June 16, 1993, Purchase Agreement Assignment No. 5 dated June 23, 1993, and Purchase Agreement Assignment No. 6 dated July 21, 1993, all with respect to ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993 and related letter agreements. (Incorporated by reference to Exhibit 10(e) to ASA's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993.) Purchase Agreement Assignment No. 7 dated August 25, 1993, Purchase Agreement Assignment No. 8 dated September 9, 1993, and Purchase Agreement Assignment No. 9 dated September 23, 1993. (Incorporated by reference to Exhibit 10(b) to ASA's quarterly report on Form 10-Q for the quarter ended September 30, 1993, file number 0-11097, filed with the Commission on November 15, 1993.)

10(t) Collateral Assignment of Purchase Agreement with Trust Company Bank dated as of April 20, 1994 with respect to ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993. (Incorporated by reference to Exhibit 10(b) to ASA's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, file number 0-11097, filed with the Commission on May 13, 1994.)

10(u) Sublease Agreement [N630AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N630AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N630AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N630AS] dated June 22, 1995. (Incorporated by reference to Exhibit 10(d) to ASA's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on February 23, 1996.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.

10(v) Sublease Agreement [N631AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N631AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N631AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N631AS] dated June 22, 1995. (Incorporated by reference to Exhibit 10(e) to ASA's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on February 23, 1996.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.

10(w) Sublease Agreement [N632AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N632AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N632AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N632AS] dated June 22, 1995. (Incorporated by reference to Exhibit 10(f) to ASA's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on February 23, 1996.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.

10(x) Sublease Agreement [N633AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N633AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N633AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N633AS] dated June 22, 1995. (Incorporated by reference to Exhibit 10(g) to ASA's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on February 23, 1996.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.

10(y) Sublease Agreement [N634AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N634AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N634AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N634AS] dated June 22, 1995. (Incorporated by reference to Exhibit 10(h) to ASA's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on February 23, 1996.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.

10(z) Sublease Agreement [N635AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N635AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N635AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N635AS] dated June 22, 1995. (Incorporated by reference to Exhibit 10(i) to ASA's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on February 23, 1996.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.

10(aa) Sublease Agreement [N636AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N636AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N636AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N636AS] dated June 22, 1995. (Incorporated by reference to Exhibit 10(j) to ASA's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on February 23, 1996.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.

10(ab) Sublease Agreement [N637AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N637AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N637AS] dated June 22, 1995; and

         Nondisturbance and Recognition Agreement [N637AS] dated June 22, 1995. (Incorporated by reference to Exhibit 10(k) to ASA's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on February 23, 1996.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.

10(ac) Agreement to Lease Used British Aerospace 146 Series 200 Aircraft between British Aerospace Holdings, Inc. Asset Management Organization and the Company dated as of October 2, 1995. (Incorporated by reference to Exhibit 10(ac) to ASA's Annual Report on Form 10-K for the year ended December 31, 1995, file number 0-11097, filed with the Commission on April 1, 1996.)

10(ad) JetSpares Agreement, dated as of October 2, 1995, between British Aerospace Holdings, Inc., Avro International Aerospace Division, and ASA. (Incorporated by reference to Exhibit 10(ad) to ASA's Annual Report on Form 10-K for the year ended December 31, 1995, file number 0-11097, filed with the Commission on April 1, 1996.)

10(ae) Engine Maintenance Cost Protection Program Agreement between AlliedSignal, Inc., AlliedSignal Engines and the Company dated as of October 2, 1995. (Incorporated by reference to Exhibit 10(ae) to ASA's Annual Report on Form 10-K for the year ended December 31, 1995, file number 0-11097, filed with the Commission on April 1, 1996.)

10(af) Customer Support Agreement (ALF 502 Series TurboFan Engines) between AlliedSignal Aerospace-Engine Division and the Company dated as of October 2, 1995. (Incorporated by reference to Exhibit 10(af) to ASA's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, file number 0-11097, filed with the Commission on April 1, 1996.)

10(ag) 1990 Stock Appreciation Rights Plan of Atlantic Southeast Airlines, Inc. (Incorporated by reference to Exhibit 19(a) to ASA's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990.) (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THE ANNUAL REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10(ah) Atlantic Southeast Airlines, Inc. Executive Deferred Compensation (Retirement) Plan dated May 15, 1990. (Incorporated by reference to
         Exhibit 19(b) to ASA's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990.) First Amendment to Executive Deferred Compensation (Retirement) Plan dated December 31, 1992. (Incorporated by reference to Exhibit 10(s) to ASA's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1993.) (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THE ANNUAL REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10(ai)   Founding Officer Agreement dated June 27, 1990, between ASA and George
         F. Pickett. (Incorporated by reference to Exhibit 19(c) to ASA's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990.) (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THE ANNUAL REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)


10(aj) Founding Officer Agreement dated June 27, 1990, between ASA and John W. Beiser. (Incorporated by reference to Exhibit 19(d) to ASA's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990.) (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THE ANNUAL REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)


10(ak) Atlantic Southeast Airlines, Inc. Supplemental Executive Retirement Plan effective May 24, 1995. (Incorporated by reference to Exhibit 10(a) to ASA's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995.) (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THE ANNUAL REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

11       Statement re Computation of Per Share Earnings.

21       Subsidiaries of the Registrant.

23       Consent of Independent Auditors.

24       Power of Attorney (Included on the signature page of this Form 10-K.)

27       Financial Data Schedule.

99 Information required by Form 11-K with respect to the Atlantic Southeast Airlines, Inc. Investment Savings Plan will be filed as an amendment to this Form 10-K within 180 days after the end of the fiscal year of the plan as permitted by Rule 15d-21 under the Securities Exchange Act of 1933.