Form 10-Q
period 1997-03-31
ASA HOLDINGS INC
filed 1997-05-12
CIK 1023944

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    ----------

                        Commission File Number 333-13071

                               ASA Holdings, Inc.
                               ------------------
             (Exact name of registrant as specified in its charter)


            Georgia                                  58-2258221
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification Number )


  100 Hartsfield Centre Parkway, Suite 800, Atlanta, Georgia         30354
  --------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)

                                 (404) 766-1400
                                 --------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes  X   No
                                      ---     ---

As of May 1, 1997 there were 29,808,570 shares of common stock outstanding.

                               ASA HOLDINGS, INC.
                                      INDEX

                                                                          Page No.
Part I-Financial Information

      Item 1. Condensed Consolidated Financial Statements
         Balance Sheets- March 31, 1997 and December 31, 1996
            Assets                                                             3
            Liabilities and Shareholders' Equity                               4

         Statements of Income- Three months ended
            March 31, 1997  and March 31, 1996                                 5

         Statements of Cash Flows- Three months ended
            March 31, 1997 and March 31, 1996                                  6

         Notes to Condensed Consolidated Financial Statements                  7

      Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            8

Part II-Other Information

      Item 6. Exhibits and Reports on Form 8-K                                13

Signatures                                                                    14

Exhibits
      11      Statement Re: Computation of Per Share Earnings                 15

      27      Financial Data Schedule (for SEC use only)                      16

Part I- Financial Information
     Item 1. Condensed Consolidated Financial Statements

                              ASA HOLDINGS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In Thousands of Dollars)

                                                       March 31,         December 31,
                                                         1997               1996
                                                         ----               ----
                                                      (unaudited)         (audited)
Assets
Current Assets
 Cash and cash equivalents                               $158,500          $137,469
 Marketable securities                                     40,130            52,653
 Accounts receivable                                        8,526             6,553
 Expendable parts                                           6,878             8,145
 Other current assets                                       3,007             2,904
                                                         --------          --------
                                                          217,041           207,724

Property and Equipment
 Flight equipment                                         456,995           456,809
 Other property and equipment                              15,609            15,515
 Advance payments on property and equipment                   241               137
                                                         --------          --------

                                                          472,845           472,461
 Less accumulated depreciation and amortization           211,047           203,181
                                                         --------          --------
                                                          261,798           269,280

Other Assets
 Excess of cost over fair value of
  tangible assets acquired                                  2,734             2,760
 Other assets                                               6,459             6,473
                                                         --------          --------
                                                            9,193             9,233

Total Assets                                             $488,032          $486,237
                                                         ========          ========



See notes to condensed consolidated financial statements.

                              ASA HOLDINGS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In Thousands of Dollars)

                                                                                      March 31,        December 31,
                                                                                        1997              1996
                                                                                        ----              ----
                                                                                     (unaudited)        (audited)
Liabilities and Shareholders' Equity
Current Liabilities
   Current portion of long-term debt                                                    $24,069           $25,576
   Accounts payable                                                                      18,544            18,403
   Air traffic liability                                                                    862             4,346
   Accrued compensation and related expenses                                              5,955             7,286
   Accrued interest payable                                                               2,020             1,319
   Other accrued expenses                                                                 4,175             3,075
   Income taxes payable                                                                   5,274                --
                                                                                       --------          --------
                                                                                         60,899            60,005

Long-Term Debt                                                                           90,297            94,618

Other Non-Current Liabilities                                                             1,843             1,763

Deferred Income Taxes                                                                    69,697            69,635

Shareholders' Equity
   Common stock, $.10 par value; authorized 150,000,000 shares;
    issued - 29,869,977 and 29,993,570 shares, respectively                               2,987             2,999
   Capital in excess of par                                                                  --                --
   Retained earnings                                                                    262,238           257,219
   Unrealized holding gain (loss) on investments                                             71                (2)
                                                                                       --------          --------
                                                                                        265,296           260,216
                                                                                       --------          --------


Total Liabilities and Shareholders' Equity                                             $488,032          $486,237
                                                                                       ========          ========




See notes to condensed consolidated financial statements.

                               ASA HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                                               For The Three Months Ended
                                                                        March 31,
                                                           ------------------------------
                                                               1997              1996
Operating Revenues:
   Passenger                                                   $87,731           $87,216
   Other                                                         1,884             2,189
                                                            ----------        ----------
Total Operating Revenues                                        89,615            89,405

Operating Expenses:
   Flying operations                                            21,524            20,369
   Maintenance                                                  18,544            15,288
   Passenger service                                             4,421             4,874
   Aircraft and traffic servicing                               11,094            10,990
   Reservation, commission and other                             8,517             9,205
   General and administrative                                    2,586             4,672
   Depreciation, amortization and obsolescence                   6,983             6,768
   Other                                                           196               176
                                                            ----------        ----------
Total Operating Expenses                                        73,865            72,342

Income from Operations                                          15,750            17,063

Non-Operating (Income) Expenses:
   Interest income                                              (2,513)           (2,657)
   Interest expense                                              1,244             1,567
   Other                                                            (9)              (68)
                                                            ----------        ----------
                                                                (1,278)           (1,158)

Income before Income Taxes                                      17,028            18,221

Income Taxes
   Current                                                       6,279             6,906
   Deferred                                                         17                18
                                                            ----------        ----------
                                                                 6,296             6,924


Net Income                                                     $10,732           $11,297
                                                            ==========        ==========


Earnings per Share                                               $0.36             $0.36

Cash Dividends per Share                                         $0.10            $0.095

Weighted Average Number of Shares Outstanding               30,030,885        31,489,761

See notes to condensed consolidated financial statements.

                               ASA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                              For The Three Months Ended
                                                                       March 31,
                                                              ----------------------------
                                                                1997             1996
OPERATING ACTIVITIES
Net Income                                                    $ 10,732          $ 11,297
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
   Depreciation                                                  6,714             6,538
   Amortization and provision for obsolescence                     269               230
   Amortization of engine overhauls                              1,849             1,584
   Deferred income taxes                                            62               (90)
   Other                                                           136            (1,165)
Changes in Operating Assets and Liabilities:
   Accounts receivable                                          (2,003)            1,840
   Expendable parts                                              1,129              (167)
   Other assets                                                   (284)              643
   Accounts payable                                                141            (1,411)
   Other liabilities                                            (2,384)           (1,946)
   Accrued compensation and related liabilities                 (1,251)            2,292
   Accrued interest payable                                        701              (547)
   Income taxes payable                                          5,274             6,199
                                                              --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       21,085            25,297


INVESTING ACTIVITIES
Purchase of Marketable Securities                              (31,371)          (72,652)
Proceeds from Sale of Marketable Securities                     44,012           109,198
Proceeds from Disposal of Property and Equipment                    --             1,138
Purchases of Property and Equipment including
   Advance Payments                                             (1,081)           (2,221)
Other                                                              (29)               29
                                                              --------          --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                       11,531            35,492

FINANCING ACTIVITIES
Principal Payments on Long-Term Debt                            (5,828)          (10,216)
Dividends Paid                                                  (2,998)           (2,986)
Acquisition of Treasury Stock                                   (2,759)           (8,383)
                                                              --------          --------
NET CASH USED IN FINANCING ACTIVITIES                          (11,585)          (21,585)

INCREASE IN CASH AND CASH EQUIVALENTS                           21,031            39,204
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               137,469            66,403
                                                              --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $158,500          $105,607
                                                              ========          ========

See notes to condensed consolidated financial statements.

                               ASA HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997 and results of operations for the three-month periods ended March 31, 1997 and 1996 and cash flows for the three-month periods ended March 31, 1997 and 1996. The accounting adjustments contained in the financial statements are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 1996 Annual Report on Form 10-K filed by the Company with the SEC under the Securities Exchange Act of 1934 on March 31, 1997.

2. Results of operations for the three-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the year.

3. Earnings per share are based on the weighted average number of common and common equivalent shares outstanding.

4. Marketable securities, which consist of investments with maturity dates longer than three months, are reported at fair market value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 should be read in conjunction with the unaudited condensed consolidated financial statements included in Item 1 hereto.

Reorganization

       ASA Holdings, Inc. (ASA Holdings) is a holding company the principal assets of which are the shares of its wholly owned subsidiaries Atlantic Southeast Airlines, Inc. (ASA) and ASA Investments, Inc. (ASA Investments). ASA Holdings became the parent holding company for ASA and ASA Investments pursuant to a corporate reorganization which became effective after the close of business on December 31, 1996 (the Reorganization). ASA Holdings considers the airline business of ASA to be its only industry segment. There was no significant impact on the consolidated financial statements as a result of the Reorganization. All references to the Company contained in this section refer collectively to ASA and its subsidiary, ASA Investments, for the quarter ending March 31, 1996, and to ASA Holdings and its subsidiaries, ASA and ASA Investments, for the quarter ending March 31, 1997. All significant intercompany transactions have been eliminated.


Liquidity and Capital Resources

       Working capital increased to $156.1 million with a current ratio of 3.6:1 at March 31, 1997 compared with working capital of $147.7 million and a current ratio of 3.5:1 at December 31, 1996. Cash, cash equivalents and investments in marketable securities increased by $8.5 million primarily due to $21.1 million in cash from operations offset by a $1.1 million investment in property and equipment, $5.8 million of debt retirement, $3.0 million of dividends paid and $2.8 million of common stock repurchases.

       The Company has an unsecured line of credit totaling $8 million with one of its banks. At March 31, 1997, $.7 million of this line was committed to support a letter of credit. The remainder is available for general working capital purposes on an as needed basis. As of March 31, 1997, there were no outstanding amounts against the line of credit.

       In January 1997, ASA announced its intentions to acquire 30 Canadair Regional Jet aircraft (CRJ) from Bombardier, Inc. of Canada and to secure options to acquire an additional 60 aircraft, subject to the effectiveness of a definitive acquisition agreement with Bombardier, a firm financing commitment with the Export Development Corporation of Canada and a definitive agreement with General Electric Company with respect to the acquisition of the engines and related spare parts. On April 21, 1997, ASA announced that it had executed a definitive purchase agreement with Bombardier for 30 aircraft with options for an additional 60 aircraft. This transaction includes a firm financing commitment from the Export Development Corporation of Canada to finance up to 85% of the aircraft purchase price for the 30 aircraft. The Company also signed a definitive agreement with General Electric Company. The value of the 30 aircraft, including spare parts and spare engines, will be approximately $600 million. Delivery of these aircraft is scheduled to begin during the second half of 1997 at the rate of one aircraft per month. The CRJ is a 50- passenger jet with four-abreast seating that ASA will use to promote growth in new markets as well as replace some turboprop equipment on existing routes.

       The long-term debt to equity ratio was .34:1 at March 31, 1997 compared with .36:1 at December 31, 1996. Long-term debt decreased to $90.3 million from $94.6 million at the end of 1996. The current portion of long-term debt decreased by $1.5 million from December 31, 1996.

       Shareholders equity per share increased to $8.88 at March 31, 1997 from $8.68 at December 31, 1996. Net worth increased by $5.1 million primarily due to earnings in the first quarter of 1997 of $10.7 million offset by $3.0 million of dividends paid and $2.8 million of common stock repurchases. In January 1997, ASA Holdings announced that its Board of Directors authorized it to repurchase up to $50.0 million of its common stock on the open market during 1997. The repurchased shares will be held as treasury stock and used for general corporate purposes or will be cancelled. Repurchases are subject to market conditions.

       For the first quarter of 1997, the Board of Directors declared a quarterly cash dividend of 10 cents per share compared with 9.5 cents per share for the similar period of 1996.

       On August 21, 1995, ASA suffered a tragic loss when one of its flights crashed. On November 26, 1996, the National Transportation Safety Board (NTSB), in a unanimous vote, determined (NTSB report) that the probable cause of the accident was the in-flight fatigue fracture and separation of a propeller blade that resulted in excessive drag, loss of wing lift and reduced directional control of the aircraft. The NTSB further concluded that the fracture in the propeller blade was caused by a fatigue crack from multiple corrosion pits that were not discovered by the propeller manufacturer because of its inadequate and ineffective corporate inspection and repair techniques, training, documentation and communication. Accordingly, ASA's management does not feel that ASA was at fault, based on the factual information currently available to it. ASA has received insurance proceeds from its insurance company related to the hull value of the aircraft, and the debt related to this aircraft was paid with part of these insurance proceeds. A number of claims and lawsuits have been filed in connection with this matter. The propeller manufacturer (through its insurer) has agreed to address all claims arising from this accident without acknowledging fault. Accordingly, the Company's management does not believe that the Company has any liability in this matter, based on factual information currently available to it. Therefore, ASA has not accrued a liability for potential claims. Neither the propeller manufacturer nor its insurer has entered into any written indemnity agreement with ASA or its insurer, and neither is legally obligated to indemnify either ASA or its insurer for expenses actually incurred in connection with the crash. In addition, ASA maintains insurance coverage which it believes, based on factual information currently available to it, is sufficient to cover claims associated with this incident. After the results of the NTSB investigation were announced, ASA was dismissed from all then existing lawsuits with respect to the crash.

       ASA's pilot and flight attendant work force are represented by unions. In 1995, collective bargaining agreements with both of these unions became amendable and are currently being renegotiated. The Railway Labor Act, which governs labor relations for these unions, contains detailed procedures regarding negotiation, mediation and arbitration that must be exhausted before work stoppages can occur once a collective bargaining agreement becomes amendable. Federal mediation between ASA and the pilots and flight attendants has been ongoing for approximately one year.

       Based on information currently available to it, the Company believes that available resources will be sufficient to meet its existing expenditure commitments (including current maturities of long-term debt and aircraft lease payments) as well as its anticipated capital expenditures and other working capital requirements for the foreseeable future. Financial resources anticipated to be available to the Company for such purposes include existing cash reserves, internally generated funds, amounts available under the existing line of credit, and short and long-term financing arrangements that the Company has entered into or believes are available to it.

New Accounting Standards

       In February 1997, the Financial Accounting Standards Board issued a new accounting pronouncement, Statement of Accounting Standards No. 128, "Earnings per Share," which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. Statement No. 128 will be effective for the Company's quarter and year ending December 31, 1997, and upon adoption, all prior-period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending December 31, 1997 is not permitted. The provisions of Statement No. 128 had no effect on the pro forma basic and diluted earnings per share for the quarters ended March 31, 1997 and 1996, which remained at $0.36 per share.


Results of Operations
For the three months ended March 31, 1997


       The Company reported net income for the first quarter of $10.7 million or $.36 per share on 30.0 million weighted average shares outstanding. In comparison, net income for the same quarter of 1996 was $11.3 million or $.36 per share on 31.5 million weighted average shares outstanding. The decrease in the average number of shares outstanding was due to the stock repurchase programs. The Company's first quarter total revenues remained relatively constant at $89.6 million compared with $89.4 million for the similar period of

1996. Factors for the first quarters of 1997 and 1996 which affect passenger revenue remained relatively constant and are detailed below:


                                      Quarter Ended March 31,
                                       1997            1996
                                       ----            ----
Revenue Passenger Miles (000,000)      203.8           201.4
Passengers (000)                       836.4           836.9
Load Factor                             47.0%           46.7%
Average Passenger Yield                 43.0(cent)      43.3(cent)
Average Trip Length                    243.6           240.7


       Operating expenses increased 2% to $73.9 million for the quarter ended March 31, 1997. The Company maintained its capacity (the number of available seat miles "ASMs") and experienced a 2% increase in the cost per ASM flown to
17.1 cents in the first quarter of 1997 compared with 16.8 cents in the first quarter of 1996. The first quarter of 1997 included a $.5 million credit to expense associated with Stock Appreciation Rights (SARs) due to a 5% decrease in the Company's stock price. The first quarter of 1996 included a $2.1 million charge to expense associated with SARs due to a 19% increase in the Company's stock price. Excluding the effect of SARs expense, operating expenses would have increased 6% in the first quarter of 1997 compared to 1996. The cost per ASM would have been 17.2 cents in comparison with 16.3 cents for the same period of 1996. Operating costs are higher primarily due to more expensive jet fuel and higher maintenance costs related to increased maintenance inspections and the increase in part replacement costs associated with increasing aircraft ages.

       The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the three month periods ended March 31, 1997 and 1996:

                                     Cost per ASM              % Operating  Cost
                                     Quarter Ended               Quarter Ended
                                       March 31,                    March 31,
                                    ---------------------------------------------
                                    1997       1996            1997         1996
                                    ---------------------------------------------
Labor and related                   4.2(cent)  4.7(cent)        24%          28%
Fuel                                2.0        1.7              12           10
Direct maintenance                  3.4        2.7              20           16
Passenger related                   1.8        2.0              11           12
Depreciation and aircraft rent      2.5        2.5              15           15
Other                               3.2        3.2              18           19
                                   ----------------------------------------------
Total operating expense            17.1(cent) 16.8(cent)       100%         100%

       Labor and related costs decreased to $18.1 million for the first quarter of 1997 compared with $20.4 million for the same period in 1996. The average number of employees grew 4% from 2,359 to 2,458 as of March 31, 1997. As mentioned above, the first quarter of 1997 included a $.5 million credit to expense associated with the Company's SARs while the same period in 1996 included $2.1 million of expense associated with SARs. Labor and related costs without the SARs adjustment would have been 4.3 cents per ASM for the first quarter of 1997 as compared with 4.2 cents per ASM for the same period in 1996.

       Fuel expense increased to 2.0 cents per ASM for the first three months of 1997 compared with 1.7 cents per ASM for the quarter ended March 31, 1996. Fuel expense increased $1.1 million spread over relatively constant ASMs. The average price per gallon, including taxes and into plane fees, increased 12% to 80.4 cents from 71.6 cents primarily due to the increase in crude oil prices during 1997. Total fuel consumption increased by .2 million gallons or 2%. Changes in aviation fuel prices have an industry wide impact and will tend to affect ASA's competitors in the same manner as ASA.

       Direct maintenance expense, excluding labor and related costs, increased 27% to $14.5 million for the quarter ended March 31, 1997. The higher expense was primarily due to increased maintenance inpections and overhauls of time controlled components. As with any air carrier, ASA's fleet of aircraft is aging and requires more frequent maintenance. The leased BAe 146 jet aircraft are maintenance mature aircraft that are under maintenance plans. Charges for the BAe 146 are incurred for each hour that the airframe, engines, landing gear, etc. are flown, and the charges for these maintenance plans are expensed on a monthly basis. However, the Company incurred major periodic inspections on these aircraft during the first quarter of 1997 that were not required during the same quarter of 1996.

       Passenger related expenses decreased by $.5 million for the quarter ended March 31, 1997 compared with the same quarter last year. These expenses, which include travel agency commissions and reservation fees, were 9% of passenger revenue for the quarter ended March 31, 1997, compared with 10% for the quarter ended March 31, 1996.

       The Company's break-even load factor increased to 38.1% for the first quarter of 1997 compared with 37.1% for the same period in 1996. The higher break-even load factor was primarily due to higher operating expenses for jet fuel and maintenance.

Part II-Other Information

Item 6.       Exhibits and Reports on Form 8-K
(a) The following exhibits are filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.


     11       Statement Re: Computation of Per Share Earnings

     27       Financial Data Schedule (for SEC use only)


(b)           Reports on Form 8-K.   A report on Form 8-K was filed  on
              January 2, 1997 in which information was reported in Item 5 regarding completion of the Reorganization and the release of the NTSB report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                     ASA Holdings, Inc.

                                                     /s/  Ronald V. Sapp
                                                   -------------------------

                                                    Ronald V. Sapp

                                                    Chief Financial Officer
                                                    Vice President - Finance



Date: May 12, 1997