Form 10-Q
period 1997-06-30
ASA HOLDINGS INC
filed 1997-08-14
CIK 1023944

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
              [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                        Commission File Number 333-13071

                               ASA Holdings, Inc.
                               ------------------
             (Exact name of registrant as specified in its charter)


           Georgia                                     58-2258221
           -------                                     ----------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification Number )


  100 Hartsfield Centre Parkway, Suite 800, Atlanta, Georgia    30354
  -------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

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


As of August 6, 1997 there were 29,809,977 shares of common stock outstanding.

                               ASA HOLDINGS, INC.
                                     INDEX


                                                                                                   Page No.
Part I-Financial Information

      Item 1. Condensed Consolidated Financial Statements
         Balance Sheets- June 30, 1997 and December 31, 1996
            Assets                                                                                      3
            Liabilities and Shareholders' Equity                                                        4

         Statements of Income- Three months and six months
            ended June 30, 1997  and June 30, 1996                                                      5

         Statements of Cash Flows- Six months ended
            June 30, 1997 and June 30, 1996                                                             6

         Notes to Condensed Consolidated Financial Statements                                           7

      Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                     8

Part II-Other Information

      Item 4. Submission of Matters to a Vote of Security Holders                                      15

      Item 6. Exhibits and Reports on Form 8-K                                                         15

Signatures                                                                                             17

Exhibits Index                                                                                         18

Exhibits
               10(a)   Bombardier Purchase Agreement No. P.A.-0372 and related Letter Agreements

                11     Statement Re: Computation of Per Share Earnings

                27     Financial Data Schedule (for SEC use only)

Part I- Financial Information
     Item 1. Condensed Consolidated Financial Statements

                               ASA HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                                  June 30,                     December 31,
                                                                    1997                           1996
                                                                  --------                       --------
                                                                 (unaudited)                    (audited)
Assets
Current Assets
  Cash and cash equivalents                                       $110,544                       $137,469
  Marketable securities                                             61,304                         52,653
  Accounts receivable                                                6,722                          6,553
  Expendable parts                                                   6,051                          8,145
  Other current assets                                               2,464                          2,904
                                                                  --------                       --------
                                                                   187,085                        207,724

Property and Equipment
  Flight equipment                                                 459,171                        456,809
  Other property and equipment                                      15,991                         15,515
  Advance payments on property and equipment                        25,337                            137
                                                                  --------                       --------

                                                                   500,499                        472,461
  Less accumulated depreciation and amortization                   218,096                        203,181
                                                                  --------                       --------
                                                                   282,403                        269,280

Other Assets
  Long-term investments                                             16,225                              -
  Excess of cost over fair value of
    tangible assets acquired                                         2,707                          2,760
  Other assets                                                       6,501                          6,473
                                                                  --------                       --------
                                                                    25,433                          9,233

Total Assets                                                      $494,921                       $486,237
                                                                  ========                       ========



See notes to condensed consolidated financial statements.

                               ASA HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)


                                                                          June 30,             December 31,
                                                                            1997                   1996
                                                                          --------               --------
                                                                         (unaudited)            (audited)
Liabilities and Shareholders' Equity
Current Liabilities
   Current portion of long-term debt                                      $ 23,053               $ 25,576
   Accounts payable                                                         21,603                 18,403
   Air traffic liability                                                     1,804                  4,346
   Accrued compensation and related expenses                                 9,900                  7,286
   Accrued interest payable                                                  1,166                  1,319
   Other accrued expenses                                                    3,139                  3,075
   Income taxes payable                                                      3,550                    -
                                                                          --------               --------
                                                                            64,215                 60,005

Long-Term Debt                                                              83,507                 94,618

Other Non-Current Liabilities                                                1,929                  1,763

Deferred Income Taxes                                                       69,690                 69,635

Shareholders' Equity
   Common stock, $.10 par value; authorized 150,000,000
   shares; issued 29,799,977 at 6/30/97 and 29,993,570 at 12/31/96           2,980                  2,999
   Retained earnings                                                       272,574                257,219
   Unrealized holding gain (loss) on investments                                26                     (2)
                                                                          --------               --------
                                                                           275,580                260,216
                                                                          --------               --------



Total Liabilities and Shareholders' Equity                                $494,921               $486,237
                                                                          ========               ========



See notes to condensed consolidated financial statements.

                               ASA HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands Except Share and Per Share Amounts)
                                  (Unaudited)

                                                               For The Three Months Ended       For The Six Months Ended
                                                                        June 30,                       June 30,
                                                                ------------------------       ---------------------------
                                                                   1997          1996             1997             1996
Operating Revenues:
   Passenger                                                    $   97,899   $   102,091       $  185,630       $  189,307
   Other                                                             1,739         2,147            3,623            4,336
                                                                ----------   -----------       ----------       ----------
Total Operating Revenues                                            99,638       104,238          189,253          193,643

Operating Expenses:
   Flying operations                                                22,322        20,976           43,846           41,345
   Maintenance                                                      16,658        15,219           35,202           30,507
   Passenger service                                                 4,397         4,835            8,818            9,709
   Aircraft and traffic servicing                                   10,607        11,524           21,701           22,514
   Reservation, commission and other                                10,193        11,212           18,710           20,417
   General and administrative                                        6,669         4,745            9,255            9,417
   Depreciation, amortization and obsolescence                       7,411         6,750           14,394           13,518
   Other                                                               147           154              343              330
                                                                ----------   -----------       ----------       ----------
Total Operating Expenses                                            78,404        75,415          152,269          147,757

Income from Operations                                              21,234        28,823           36,984           45,886

Non-Operating (Income) Expense, net:
   Interest income                                                  (2,880)       (2,612)          (5,393)          (5,269)
   Interest expense                                                  1,090         1,486            2,334            3,053
   Other                                                                (3)          (11)             (12)             (79)
                                                                ----------   -----------       ----------       ----------
                                                                    (1,793)       (1,137)          (3,071)          (2,295)

Income before Income Taxes                                          23,027        29,960           40,055           48,181

Income Taxes
   Current                                                           8,232        11,788           14,511           18,694
   Deferred                                                             23          (258)              40             (240)
                                                                ----------   -----------       ----------       ----------
                                                                     8,255        11,530           14,551           18,454


Net Income                                                      $   14,772   $    18,430       $   25,504       $   29,727
                                                                ==========   ===========       ==========       ==========


Net Income per Share                                            $     0.49   $      0.59       $     0.85       $     0.95

Cash Dividends per Share                                        $     0.10   $     0.095       $     0.20       $     0.19

Weighted Number of Shares Outstanding                           30,004,611    31,325,281       30,017,675       31,407,522

See notes to condensed consolidated financial statements.

                               ASA HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                         For The Six Months Ended
                                                                                 June 30,
                                                                  ---------------------------------------
                                                                    1997                           1996
OPERATING ACTIVITIES
Net Income                                                        $ 25,504                       $ 29,727
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
   Depreciation                                                     13,623                         13,043
   Amortization and provision for obsolescence                         771                            475
   Amortization of engine overhauls                                  3,635                          3,231
   Deferred income taxes                                                55                           (384)
   Other                                                               120                           (363)
Changes in Operating Assets and Liabilities:
   Accounts Receivable                                                (229)                         2,730
   Expendable parts                                                  1,642                         (1,322)
   Other assets                                                         23                          1,862
   Accounts payable                                                  3,200                          1,992
   Other liabilities                                                (2,478)                        (2,687)
   Accrued compensation and related liabilities                      2,780                          3,811
   Accrued interest payable                                           (153)                          (437)
   Income taxes payable                                              3,550                          6,606
                                                                  --------                       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           52,043                         58,284

INVESTING ACTIVITIES
Purchase of Marketable Securities                                  (79,733)                      (176,356)
Proceeds from Sale of Marketable Securities                         71,125                        131,939
Proceeds from Disposal of Property and Equipment                         -                          4,845
Purchases of Property and Equipment including
   Advance Payments                                                (30,382)                        (9,412)
Increase in Long-Term Investments                                  (16,225)                             -
Other                                                                   80                            414
                                                                  --------                       --------
NET CASH USED IN INVESTING ACTIVITIES                              (55,135)                       (48,570)

FINANCING ACTIVITIES
Principal Payments on Long-Term Debt, net                          (13,634)                       (15,713)
Dividends Paid                                                      (5,983)                        (5,950)
Acquisition of Treasury Stock                                       (4,216)                       (11,633)
                                                                  --------                       --------
NET CASH USED IN FINANCING ACTIVITIES                              (23,833)                       (33,296)

DECREASE IN CASH AND CASH EQUIVALENTS                              (26,925)                       (23,582)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   137,469                         66,403
                                                                  --------                       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $110,544                       $ 42,821
                                                                  ========                       ========

See notes to condensed consolidated financial statements.

                               ASA HOLDINGS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997 and results of operations for the six-month periods ended June 30, 1997 and 1996 and cash flows for the six-month periods ended June 30, 1997 and 1996. The accounting adjustments contained in the financial statements are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 1996 Annual Report on Form 10-K filed by the Company with the SEC under the Securities Exchange Act of 1934 on March 31, 1997.

2. Results of operations for the six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the year.

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

Reorganization

         ASA Holdings, Inc. (ASA Holdings) is a holding company the principal assets of which are the shares of its wholly owned subsidiaries Atlantic Southeast Airlines, Inc. (ASA) and ASA Investments, Inc. (ASA Investments). ASA Holdings became the parent holding company for ASA and ASA Investments pursuant to a corporate reorganization which became effective after the close of business on December 31, 1996 (the Reorganization). ASA Holdings considers the airline business of ASA to be its only industry segment. There was no significant impact on the consolidated financial statements as a result of the Reorganization. All references to the Company contained in this section refer collectively to ASA and its subsidiary, ASA Investments, for the period ending June 30, 1996, and to ASA Holdings and its subsidiaries, ASA and ASA Investments, for the period ending June 30, 1997. All significant intercompany transactions have been eliminated.

Liquidity and Capital Resources

         Working capital decreased to $122.9 million with a current ratio of 2.9:1 at June 30, 1997 compared with working capital of $147.7 million and a current ratio of 3.5:1 at December 31, 1996. At June 30, 1997, the Company had $16.2 million of long-term investments which were previously invested in instruments with short-term maturity. During the second quarter, ASA paid $25 million in pre-delivery deposits on certain Canadair Regional Jet aircraft (CRJ) which it is acquiring from Bombardier, Inc. (Bombardier) as more fully described below. Without these two factors, working capital would have been $164.1 million with a current ratio of 3.6:1 at June 30, 1997. Cash, cash equivalents and investments in marketable securities decreased by $18.3 million primarily due to a $30.4 million investment in property and equipment ($25 million of which was CRJ pre-delivery deposits), $16.2 million of long-term investments, a $13.6 decrease in long-term debt, $6.0 of dividends paid and $4.2 million of treasury stock purchases, offset by $52.0 million in cash provided by operating activities.

          The Company has an unsecured line of credit totaling $8 million with one of its banks. As of June 30, 1997, $.7 million of this line was committed to support a letter of credit. The remainder is available for general working capital purposes on an as needed basis. As of June 30, 1997, there were no outstanding amounts against the line of credit.

          On April 21, 1997, ASA announced that it had executed an acquisition agreement with Bombardier for 30 aircraft with options for an additional 60 aircraft. The CRJ is a 50-passenger jet with four-abreast seating that ASA will use to promote growth in new markets as well as replace some turboprop equipment on existing routes. The value of the 30 aircraft, including spare parts and spare engines, will be approximately $600 million. Delivery of these aircraft is scheduled to begin during the second half of 1997 at an anticipated rate of one aircraft per month.

         The long-term debt to equity ratio was .30:1 at June 30, 1997 compared with .36:1 at December 31, 1996. Long-term debt decreased to $83.5 million from $94.6 million at the end of 1996. The current portion of long-term debt decreased by $2.5 million from December 31, 1996.

         Shareholders' equity per share increased to $9.25 at June 30, 1997 from $8.68 at the end of 1996. Net worth increased $15.4 million primarily due to net income of $25.5 million in the first six months of 1997 offset by dividends paid of $6.0 million and common stock repurchases of $4.2 million. In January 1997, ASA Holdings announced that its Board of Directors authorized it to repurchase up to $50.0 million of its common stock on the open market during 1997. The repurchased shares will be held as treasury stock and used for general corporate purposes or will be canceled. Repurchases are subject to market conditions.

         For the second quarter of 1997, the Board of Directors declared a quarterly cash dividend of 10 cents per share compared with 9.5 cents per share for the similar period of 1996.

         ASA's pilot and flight attendant work force are represented by unions. In 1995, collective bargaining agreements with both of these unions became amendable and are currently being renegotiated. The Railway Labor Act, which governs labor relations for these unions, contains detailed procedures regarding negotiation, mediation and arbitration that must be exhausted before work stoppages can occur once a collective bargaining agreement becomes amendable. Federal mediation between ASA and the pilots and flight attendants has been ongoing for approximately one and a half years.

         The Company expects to finance its new CRJs as well as other anticipated capital expenditures through a combination of existing cash reserves, internally generated funds, and lease and debt financing. With respect to the CRJs, the Company will utilize manufacturer's assistance and government loans to the extent possible. Based on information currently available to it, the Company believes that available resources will be sufficient to fund the acquisition of the CRJs, other capital expenditures and its existing expenditure commitments (including current maturities of long-term debt and aircraft lease payments). The Company believes that financing will be available at acceptable rates. If the Company is unable to obtain sufficient capital or acceptable financing terms, it could be required to modify its expansion plans.


New Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued a new accounting pronouncement, Statement of Financial Accounting Standards No. 128, "Earnings per Share," which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. Statement No. 128 will be effective for the Company's quarter and year ending December 31, 1997, and upon adoption, all prior-period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending December 31, 1997 is not permitted. Pro forma basic and diluted earnings per share for the quarters and six months ending June 30, 1997 and 1996 calculated under the provisions of Statement No. 128 are as follows:

                                          Quarter Ended June 30,       Six Months Ended June 30,
                                            1997         1996            1997            1996
                                          --------     --------        --------        --------
Basic earnings per share                  $   0.50     $   0.59        $   0.85        $   0.95

Diluted earnings per share                $   0.49     $   0.59        $   0.85        $   0.95


Results of Operations
For the three months ended June 30, 1997 and 1996

         The Company reported net income for the second quarter of $14.8 million or $.49 per share on 30.0 million weighted average shares outstanding. In comparison, net income for the second quarter of 1996 was $18.4 million or $.59 per share on 31.3 million weighted average shares outstanding. The decrease in the average number of shares outstanding was due to the Company's stock repurchase programs. Net income for the second quarter of 1997 included an after-tax expense accrual of $1.6 million or $.05 per share related to the Company's decision to exercise its option for the early return of all BAe-146 aircraft to their lessor during the fourth quarter of 1997 and first quarter of 1998, as well as after-tax expense of $1.9 million or $.07 per share associated with the cancellation of the Company's outstanding Stock Appreciation Rights
(SARs) and the adoption of a Non-Qualified Stock Option Plan (Option Plan) which the shareholders approved on May 21, 1997. The Company has canceled all outstanding SARs and does not intend to incur any additional SARs expense in the future. The results for the second quarter of 1996 included an after-tax expense accrual of $.9 million or $.03 per share associated with the Company's SARs program.

         Total revenues in the second quarter of 1997 were $99.6 million compared with $104.2 million for the similar period 1996. Factors for the second quarters of 1997 and 1996 which affect passenger revenue are detailed below:

                                                 Quarter Ended June 30,
                                             1997                      1996
                                             ----                      ----
Revenue Passenger Miles (000,000)            242.3                     238.6
Passengers (000)                             992.5                     985.7
Load Factor                                   52.4%                     52.5%
Average Passenger Yield                       40.4(cent)                42.8(cent)
Average Trip Length                          244.2                     242.1


         Passenger revenue decreased due to a lower yield per revenue passenger mile which was primarily caused by the re-imposition of the federal ad valorem ticket tax in March 1997. The Company was not able to completely pass these charges on to its customers due to price competition in various markets. All other factors were essentially constant or higher in the second quarter of 1997 compared with the same period of 1996.

          Operating expenses increased 4% to $78.4 million for the quarter ended June 30, 1997. The Company increased capacity (available seat miles "ASM's") by 2%, and experienced a 2% increase in the cost per ASM flown to 17.0 cents in the second quarter of 1997 compared with 16.6 cents in the second quarter of 1996. Excluding (1) pre-tax option compensation/SARs expense of $3.1 million and $1.5 million for the second quarters of 1997 and 1996, respectively and (2) the pre-tax expense accrual of $2.6 million related to the early return of all BAe-146 aircraft to their lessor, operating cost per ASM would have been approximately 15.7 cents and 16.3 cents for the second quarters of 1997 and 1996, respectively.

          The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the three month periods ended June 30, 1997 and 1996:

                                                  Cost per ASM                    % Operating Cost
                                                  Quarter Ended                     Quarter Ended
                                                     June 30,                          June 30,
                                             -------------------------------------------------------
                                             1997              1996             1997            1996
                                             -------------------------------------------------------
Labor and related                             4.7(cent)        4.4(cent)         27%             26%
Fuel                                          1.7              1.8               10              11
Direct maintenance                            2.8              2.5               17              15
Passenger related                             2.1              2.3               12              14
Depreciation and aircraft rent                2.5              2.3               15              14
Other                                         3.2              3.3               19              20
                                             -------------------------------------------------------
Total operating expense                      17.0(cent)       16.6(cent)        100%            100%


         Labor and related costs increased to $21.5 million for the second quarter of 1997 compared with $19.9 million for the same period in 1996. The average number of employees grew 3% from 2,394 to 2,472 as of June 30, 1997. As mentioned above, the Company's shareholders approved the Option Plan on May 21, 1997. SARs expense of $3.1 million was booked for the second quarter of 1997 based on the closing price of the Company's stock on May 21, which had increased 19% since March 31, 1997. The Company canceled all SARs outstanding on May 21 and options with exercise prices equal to the base prices of the SARs were issued in exchange. The SARs expense of $3.1 million was reversed upon cancellation of the SARs, but an equivalent amount of compensation expense related to the new options issued was recorded due to the one-time isssuance of options with an exercise price less than the market price of the Company's stock on May 21. The second quarter of 1996 included a $1.5 million charge to expense for SARs due to a 10% increase in the Company's stock price. Labor and related costs without the option compensation/SARs adjustments would have been 4.0 cents per ASM for both quarters, and 24% and 25% of total operating expenses for the second quarters of 1997 and 1996, respectively. By replacing the SARs program with the Option Plan, the Company expects to eliminate the past earnings volatility that was related to the SARs compensation program.

         Direct maintenance expense, excluding labor and related costs, increased 13% to $13.0 million for the quarter ended June 30, 1997. The higher expense was primarily due to increased maintenance inpections and overhauls of time controlled components. As with any air carrier, ASA's fleet of aircraft is aging and requires more frequent maintenance. The leased BAe-146 jet aircraft are maintenance mature aircraft that are under maintenance plans. Charges for the BAe 146 are incurred for each hour that the airframe, engines, landing gear, etc. are flown, and the charges for these maintenance plans are expensed on a monthly basis. In addition, direct maintenance expense during the second quarter of 1997 included the one-time expense accrual for complying with maintenance return conditions related to the Company's decision to exercise its option for the early return of all BAe-146 aircraft.

         Passenger related expenses decreased $.8 million for the quarter ended June 30, 1997 compared with the same quarter last year. These expenses, which include travel agency commissions and reservation fees, were 10% of passenger revenue for the second quarters of both 1997 and 1996.

         Depreciation and aircraft rent increased 8% to $11.6 million for the quarter ended June 30, 1997. The increase was due primarily to the one-time expense accrual for the write-off of assets and additional rents related to the return of the BAe-146 aircraft.

         Interest expense decreased by 27% to $1.1 million for the quarter ended June 30, 1997 compared with the same quarter last year. This decrease was due to lower floating interest rates and less debt outstanding.

         The Company's effective tax rate was lower during the second quarter of 1997 due to a refund of prior years' taxes as a result of favorable resolution of certain prior year state tax matters.

         The break-even load factor increased to 40.3% for the three months ended June 30, 1997 compared with 37.4% for the same period last year. This increase was primarily the result of lower revenue as well as higher operating expenses and the adjustments for SARs/options and BAe-146 return as discussed above.


For the six months ended June 30, 1997 and 1996

         Total revenues for the six months ended June 30, 1997 decreased 2% to $189.3 million compared with $193.6 million for the same period of 1996. Passenger revenue decreased 2% to $185.6 million in the first six months of 1997 primarily due to a 3% decrease in the average yield per passenger mile to 41.6 cents from 43.0 cents. The other factors that impact passenger revenue remained relatively constant or increased compared with the prior year and are detailed below along with yield information:


                                                    Six Months Ended June 30,
                                                1997                          1996
                                                ----                          ----
Revenue Passenger Miles (000,000)               446.1                          440.0
Passengers (000)                              1,829.0                        1,822.6
Load Factor                                      49.8%                          49.6%
Average Passenger Yield                          41.6(cent)                     43.0(cent)
Average Trip Length                             243.9                          241.4


         The Company's net income for the first six months of 1997 decreased 14% to $25.5 million or $.85 per share on 30.0 million weighted average shares outstanding. In comparison, net income for the same period of 1996 was $29.7 million or $.95 per share on 31.4 million weighted average shares outstanding. The decrease in the average number of shares outstanding was due to the Company's stock repurchase programs. The financial results for 1997 included a one-time after-tax accrual of $1.6 million or $.05 per share related to the Company's decision to exercise its option for the early return of all BAe-146 aircraft to their lessor during the fourth quarter of 1997 and first quarter of 1998, as well as after-tax expense of $1.6 million or $.05 per share associated with the cancellation of the outstanding SARs and the adoption of the Option Plan during the second quarter of 1997 as described above. The Company has canceled all outstanding SARs and does not intend to incur any additional SARs expense in the future. The results for the six months ending June 30, 1996 included an after-tax accrual of $2.2 million or $.07 per share associated with the Company's SARs program.

         Operating expenses increased 3% during the six month period ended June 30, 1997. The Company increased ASM's by 1% and experienced a 2% increase in the cost per ASM to 17.0 cents from 16.7 cents. Excluding (1) pre-tax option compensation/SARs expense of $2.6 million and $3.6 million for the six months ending June 30, 1997 and 1996, respectively, and (2) the pre-tax expense accrual of $2.6 million in 1997 related to the early return of all BAe-146 aircraft to their lessor, operating cost per ASM would have been approximately 16.4 and 16.3 cents for 1997 and 1996, respectively.

         The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the six month periods ended June 30, 1997 and 1996:

                                                 Cost per ASM                     % Operating Cost
                                                 Year to Date                        Year to Date
                                                    June 30,                           June 30,
                                            --------------------------------------------------------
                                             1997              1996             1997            1996
                                            --------------------------------------------------------
Labor and related                            4.4(cent)         4.6(cent)         26%             27%
Fuel                                         1.8               1.8               11              11
Direct maintenance                           3.1               2.6               18              15
Passenger related                            2.0               2.1               11              13
Depreciation and aircraft rent               2.5               2.4               15              15
Other                                        3.2               3.2               19              19
                                             -------------------------------------------------------
Total operating expense                     17.0(cent)        16.7(cent)        100%            100%

         Labor and related costs decreased 2% to $39.6 million for the six months ended June 30, 1997 from $40.3 million for the six months ended June 30, 1996. The average number of employees grew 4% from 2,371 to 2,474 as of June 30, 1997. As mentioned above, the Company's shareholders approved the Option Plan on May 21, 1997. During the first six months of 1997, SARs expense of $2.6 million was booked based on the closing price of the Company's stock on May 21, which had increased 13% since December 31, 1996. The Company canceled all SARs outstanding on May 21 and options with exercise prices equal to the base prices of the SARs were issued in exchange. The SARs expense of $2.6 million was reversed upon cancellation of the SARs but an equivalent amount of compensation expense related to the new options issued was recorded due to the one-time issuance of options with an exercise price less than the market price of the Company's stock on May 21. The six months ending June 30, 1996 included a $3.6 million charge to expense for SARs due to a 31% increase in the Company's stock price. Labor and related costs without the option/SARs adjustments would have been the same for the six months ending June 30, 1997 and 1996: 4.1 cents per ASM and 25% of total operating costs. By replacing the SARs program with the Option Plan, the Company expects to eliminate the past earnings volatility that was related to the SARs compensation program.

         Direct maintenance cost, excluding labor and related expenses, increased 20% to $27.5 million for the six months ended June 30, 1997. The higher expense was primarily due to increased maintenance inpections and overhauls of time controlled components as described in the above "Results of Operations for the three months ended June 30, 1997 and 1996". The Company incurred major periodic inspections on the BAe-146 aircraft during the first quarter of 1997 that were not required during the same quarter of 1996. In addition, the second quarter of 1997 included the one-time expense accrual for complying with maintenance return conditions related to the Company's decision to exercise its option for the early return of all BAe-146 aircraft.

         Depreciation and aircraft rent increased 5% to $22.6 million for the six months ended June 30, 1997. This increase was due primarily to the one-time expense accrual for the write-off of assets and additional rents related to the return of the BAe-146 aircraft.

         Interest expense decreased by 24% to $2.3 million for the six months ending June 30, 1997 compared with the same period of 1996. This decrease was due to lower floating interest rates and less debt outstanding.



Part II- Other Information

Item 4. Submission of Matters to a Vote of Security Holders. The Annual Meeting of Shareholders of ASA Holdings, Inc. was held on Wednesday, May 21, 1997. The first matter submitted to a vote of the shareholders at this meeting was the election of directors. John W. Beiser; Jean A. Mori; Parker H. Petit; George F. Pickett; Alan M. Voorhees; and Ralph W. Voorhees were elected at the Annual Meeting by the holders of Common Stock by the following vote: (a) Mr. Beiser: 26,289,261 votes for and 338,698 votes withheld or abstained, (b) Mr. Mori: 26,324,028 votes for and 303,931 votes withheld or abstained, (c) Mr. Petit: 26,329,545 votes for and 298,414 votes withheld or abstained, (d) Mr.
               Pickett: 26,290,143 votes for and 337,816 votes withheld or abstained, (e) Mr. Alan Voorhees: 26,293,923 votes for and 334,036 votes withheld or abstained, and (f) Mr. Ralph Voorhees:
               26,296,439 votes for and 331,520 votes withheld or abstained. There are no broker non-votes for purposes of any such votes. The second matter submitted to a vote was the adoption and approval of the 1997 Non-Qualified Stock Option Plan. The vote was as follows: (a) Voting For: 19,798,609 shares, (b) Voting Against:
               4,392,245 shares, (c) Abstentions: 250,714 shares, and (d) Broker Non-Vote: 2,186,391 shares.



Item 6.        Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

         10(a) Bombardier Purchase Agreement No. P.A.-0372 and related Letter
               Agreements

         11    Statement Re: Computation of Per Share Earnings

         27    Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. A report on Form 8-K was filed on April 28, 1997 in which information was reported in Item 5 regarding a press release dated April 21, 1997, of ASA Holdings, Inc. relating to the announcement by Atlantic Southeast Airlines, Inc. that it had executed a purchase agreement with Bombardier to acquire aircraft which included a definitive financing commitment from the Export Development Corporation of Canada.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ASA Holdings, Inc.

                                         /s/ Ronald V. Sapp
                                         ------------------------
                                         Ronald V. Sapp
                                         Chief Financial Officer
                                         Senior Vice President - Finance



Date: August 14, 1997

                                 EXHIBIT INDEX

Exhibit Number and Description
               10(a)   Bombardier Purchase Agreement No. P.A.-0372 and related Letter Agreements.
                       Confidential treatment has been applied for with respect to certain provisions in these exhibits.

                11     Statement Re: Computation of Per Share Earnings

                27     Financial Data Schedule (for SEC use only)