Form 10-Q
period 1997-09-30
ASA HOLDINGS INC
filed 1997-11-14
CIK 1023944

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
              [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                        Commission File Number 333-13071

                               ASA Holdings, Inc.
                               ------------------
             (Exact name of registrant as specified in its charter)


                  Georgia                              58-2258221
                  -------                              ----------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification Number)


     100 Hartsfield Centre Parkway, Suite 800, Atlanta, Georgia    30354
---------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


                               (404)  766-1400
                               ---------------
             (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                      ---   ----

As of November 5, 1997 there were 30,034,177 shares of common stock outstanding.

                               ASA HOLDINGS, INC.
                                      INDEX


Part I-Financial Information

                                                                              Page No.
    Item 1. Condensed Consolidated Financial Statements
       Balance Sheets- September 30, 1997 and December 31, 1996
         Assets                                                                     3
         Liabilities and Shareholders' Equity                                       4

       Statements of Income- Three months and nine months
         ended September 30, 1997 and September 30, 1996                            5

       Statements of Cash Flows- Nine months ended
         September 30, 1997 and September 30, 1996                                  6

       Notes to Condensed Consolidated Financial Statements                         7


    Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                                    8

Part II-Other Information

    Item 6. Exhibits and Reports on Form 8-K                                       15

Signatures                                                                         16

Exhibits Index

Exhibits
            11       Statement Re: Computation of Per Share Earnings

            27       Financial Data Schedule (for SEC use only)


Part I- Financial Information
     Item 1. Condensed Consolidated Financial Statements


                               ASA HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)



                                                         September 30,     December 31,
                                                              1997             1996
                                                        ---------------    ------------
                                                        (unaudited)        (audited)
Assets
Current Assets
  Cash and cash equivalents                                $126,606        $137,469
  Marketable securities                                      55,576          52,653
  Accounts receivable                                         8,291           6,553
  Expendable parts                                            6,336           8,145
  Other current assets                                        4,653           2,904
                                                           --------        --------
                                                            201,462         207,724

Property and Equipment
  Flight equipment                                          463,017         456,809
  Other property and equipment                               16,287          15,515
  Advance payments on property and equipment                 25,660             137
                                                           --------        --------

                                                            504,964         472,461
  Less accumulated depreciation and amortization            224,692         203,181
                                                           --------        --------
                                                            280,272         269,280

Other Assets
  Long-term investments                                      11,744              --
  Excess of cost over fair value of
    tangible assets acquired                                  2,681           2,760
  Other assets                                                6,767           6,473
                                                           --------        --------
                                                             21,192           9,233

Total Assets                                               $502,926        $486,237
                                                           ========        ========


See notes to condensed consolidated financial statements.

                               ASA HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)


                                                              September 30,        December 31,
                                                                   1997               1996
                                                              -------------        ------------
                                                               (unaudited)         (audited)
Liabilities and Shareholders' Equity
Current Liabilities
   Current portion of long-term debt                            $ 21,469          $  25,576
   Accounts payable                                               18,465             18,403
   Air traffic liability                                           1,223              4,346
   Accrued compensation and related expenses                       9,800              7,286
   Accrued interest payable                                        1,947              1,319
   Other accrued expenses                                          4,508              3,075
                                                                --------          ---------
                                                                  57,412             60,005

Long-Term Debt                                                    79,942             94,618

Other Non-Current Liabilities                                      2,015              1,763

Deferred Income Taxes                                             69,579             69,635

Shareholders' Equity
   Common stock, $.10 par value; authorized 150,000,000
   shares; issued 30,044,177 at 9/30/97 and 29,993,570
   at 12/31/96                                                     3,005              2,999
   Capital in excess of par value                                  1,854                 --
   Retained earnings                                             289,095            257,219
   Unrealized holding gain (loss) on investments                      24                 (2)
                                                                --------          ---------
                                                                 293,978            260,216
                                                                --------          ---------


Total Liabilities and Shareholders' Equity                      $502,926          $ 486,237
                                                                ========          =========



See notes to condensed consolidated financial statements.

                               ASA HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands, Except Share and Per Share Amounts)
                                  (Unaudited)

                                                            For The Three Months Ended          For The Nine Months Ended
                                                                     September 30,                      September 30,
                                                            -----------------------------      ------------------------------
                                                                 1997             1996               1997             1996


Operating Revenues:
   Passenger                                                $     97,246     $     92,657      $    282,876      $    281,964
   Other                                                           1,777            2,013             5,400             6,349
                                                            ------------     ------------      ------------      ------------
Total Operating Revenues                                          99,023           94,670           288,276           288,313



Operating Expenses:
   Flying operations                                              21,410           21,338            65,256            62,683
   Maintenance                                                    16,911           14,682            52,113            45,189
   Passenger service                                               4,775            4,727            13,593            14,436
   Aircraft and traffic servicing                                 11,810           11,355            33,511            33,869
   Reservation, commission and other                               9,779            9,811            28,489            30,228
   General and administrative                                      4,241              123            13,496             9,540
   Depreciation, amortization and obsolescence                     7,173            7,028            21,567            20,546
   Other                                                             140              144               483               474
                                                            ------------     ------------      ------------      -------------
Total Operating Expenses                                          76,239           69,208           228,508           216,965

Income from Operations                                            22,784           25,462            59,768            71,348

Non-Operating (Income) Expense, net:
   Interest income                                                (2,682)          (2,823)           (8,075)           (8,092)
   Interest expense                                                  779            1,438             3,113             4,491
   Other                                                             (55)              26               (67)              (53)
                                                            ------------     ------------      ------------      -------------
                                                                  (1,958)          (1,359)           (5,029)           (3,654)

Income before Income Taxes                                        24,742           26,821            64,797            75,002

Income Taxes
   Current                                                         9,498            9,507            24,009            28,201
   Deferred                                                          (96)             765               (56)              525
                                                            ------------     ------------      ------------      -------------
                                                                   9,402           10,272            23,953            28,726


Net Income                                                  $     15,340     $     16,549      $     40,844      $     46,276
                                                            ============     ============      ============      ============

Net Income per Share                                        $       0.51     $       0.53      $       1.36      $       1.48

Cash Dividends per Share                                    $       0.10     $      0.095      $       0.30      $      0.285

Weighted Average Number of Shares Outstanding                 30,145,926       30,974,994        30,060,895        31,262,294



See notes to condensed consolidated financial statements.

                               ASA HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                For The Nine Months Ended
                                                                        September 30,
                                                                -------------------------
                                                                  1997              1996
OPERATING ACTIVITIES
Net Income                                                      $ 40,844         $  46,276
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
   Depreciation                                                   20,405            19,804
   Amortization and provision for obsolescence                     1,162               742
   Amortization of engine overhauls                                5,520             4,985
   Deferred income taxes                                             (56)              517
   Other                                                           1,493               (78)
Changes in Operating Assets and Liabilities:
   Accounts Receivable                                            (1,828)            1,142
   Expendable parts                                                1,101            (2,082)
   Other assets                                                   (2,659)            1,218
   Accounts payable                                                   62               437
   Other liabilities                                              (1,690)           (1,096)
   Accrued compensation and related liabilities                    2,766             1,326
   Accrued interest payable                                          628              (705)
   Income taxes payable                                                0             4,414
                                                                --------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         67,748            76,900

INVESTING ACTIVITIES
Purchase of Marketable Securities                               (122,933)         (189,353)
Proceeds from Sale of Marketable Securities                      120,050           184,277
Purchases of Property and Equipment including
   Advance Payments                                              (37,093)          (11,603)
Increase in Long-Term Investments                                (11,744)               --
Other                                                                327             5,353
                                                                --------         ---------
NET CASH USED IN INVESTING ACTIVITIES                            (51,393)          (11,326)

FINANCING ACTIVITIES
Principal Payments on Long-Term Debt, net                        (18,783)          (24,196)
Proceeds from Exercise of Stock Options                            4,749                --
Dividends Paid                                                    (8,968)           (8,884)
Acquisition of Treasury Stock                                     (4,216)          (22,920)
                                                                --------         ---------
NET CASH USED IN FINANCING ACTIVITIES                            (27,218)          (56,000)

DECREASE IN CASH AND CASH EQUIVALENTS                            (10,863)            9,574
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 137,469            66,403
                                                                --------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $126,606         $  75,977
                                                                --------         ---------

See notes to condensed consolidated financial statements.

                               ASA HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997 and results of operations for the nine-month periods ended September 30, 1997 and 1996 and cash flows for the nine-month periods ended September 30, 1997 and 1996. The accounting adjustments contained in the financial statements are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 1996 Annual Report on Form 10-K filed by the Company with the SEC under the Securities Exchange Act of 1934 on March 31, 1997.

2. Results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the year.

3. Earnings per share are based on the weighted average number of common and common equivalent shares outstanding.

4. Marketable securities, which consist of investments with maturity dates longer than three months and less than one year, and long-term investments are reported at fair market value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 should be read in conjunction with the unaudited condensed consolidated financial statements included in Item 1 hereto.

Reorganization

         ASA Holdings, Inc. (ASA Holdings) is a holding company the principal assets of which are the shares of its wholly owned subsidiaries Atlantic Southeast Airlines, Inc. (ASA) and ASA Investments, Inc. (ASA Investments). ASA Holdings became the parent holding company for ASA and ASA Investments pursuant to a corporate reorganization which became effective after the close of business on December 31, 1996 (the Reorganization). ASA Holdings considers the airline business of ASA to be its only industry segment. There was no significant impact on the consolidated financial statements as a result of the Reorganization. All references to the Company contained in this section refer collectively to ASA and its subsidiary, ASA Investments, for the period ending September 30, 1996, and to ASA Holdings and its subsidiaries, ASA and ASA Investments, for the period ending September 30, 1997. All significant intercompany transactions have been eliminated.

Liquidity and Capital Resources

         Working capital decreased to $144.1 million with a current ratio of 3.5:1 at September 30, 1997 compared with working capital of $147.7 million and a current ratio of 3.5:1 at December 31, 1996. At September 30, 1997, the Company had $11.7 million of long-term investments which were previously invested in instruments with short-term maturities. During the second quarter of 1997, ASA paid $25 million in pre-delivery deposits on certain Canadair Regional Jet aircraft (CRJ) which it is acquiring from Bombardier, Inc. (Bombardier) as more fully described below. Without these two factors, working capital would have been $180.8 million with a current ratio of 4.1:1 at September 30, 1997. Cash, cash equivalents and investments in marketable securities decreased by $7.9 million primarily due to a $37.1 million investment in property and equipment ($25 million of which was CRJ pre-delivery deposits), $11.7 million of long-term investments, an $18.8 million decrease in long-term debt, $9.0 million of dividends paid and $4.2 million of treasury stock purchases, offset by $67.7 million in cash provided by operating activities and $4.8 million from the exercise of stock options.

          The Company has an unsecured line of credit totaling $8 million with one of its banks. As of September 30, 1997, $.7 million of this line was committed to support a letter of credit. The remainder is available for general working capital purposes on an as needed basis. As of September 30, 1997, there were no outstanding amounts against the line of credit.

          On April 21, 1997, ASA announced that it had executed an acquisition agreement with Bombardier for 30 aircraft with options for an additional 60 aircraft. The CRJ is a 50-passenger jet with four-abreast seating that ASA will use to promote growth in new markets as well as replace some turboprop equipment on existing routes. The value of the 30 aircraft, including spare parts and spare engines, will be approximately $600 million. Delivery of these aircraft began in August 1997 and the Company acquired a total of two CRJ aircraft by September 30, 1997. Future deliveries are anticipated to be one aircraft per month for the next 28 months.

         The long-term debt to equity ratio was .27:1 at September 30, 1997 compared with .36:1 at December 31, 1996. Long-term debt decreased to $79.9 million from $94.6 million at the end of 1996. The current portion of long-term debt decreased by $4.1 million from December 31, 1996.

         Shareholders' equity per share increased to $9.78 at September 30, 1997 from $8.68 at the end of 1996. Net worth increased $33.8 million primarily due to $40.8 million of net income during the first nine months of 1997 and $6.1 million from the exercise of stock options, offset by dividends paid of $9.0 million and common stock repurchases of $4.2 million. In January 1997, ASA Holdings announced that its Board of Directors authorized it to repurchase up to $50.0 million of its common stock on the open market during 1997. The repurchased shares will be held as treasury stock and used for general corporate purposes or will be canceled. Repurchases are subject to market conditions.

         For the third quarter of 1997, the Board of Directors declared a quarterly cash dividend of 10 cents per share compared with 9.5 cents per share for the similar period of 1996.

         The Company's pilot and flight attendant work forces are represented by labor unions and covered by collective bargaining agreements. The Company's relations with these labor organizations are governed by the Railway Labor Act
(RLA). Under the RLA, the collective bargaining agreements between the Company and the unions do not expire, but instead become amendable on a stated date. The RLA contains detailed procedures regarding negotiation, mediation and arbitration that must be exhausted before work stoppages can occur once an agreement becomes amendable. If either the Company or the union wishes to modify the terms of a collective bargaining agreement, it must notify the other party before the agreement becomes amendable. If either party timely delivers such a notice, the parties must meet for direct negotiations. If the parties do not negotiate an agreement, either party may request that the National Mediation Board (NMB) appoint a federal mediator. If the parties do not reach an agreement in mediation, the NMB may declare an impasse at any time and proffer binding arbitration to the parties. Either party may decline to submit to arbitration. If either party rejects arbitration, a 30-day "cooling off" period commences, during which negotiations may continue. After the 30-day period expires, the labor organization may strike and the Company may resort to "self-help," including the imposition of its proposed amendments and the hiring of replacement workers.

         During 1987, the Airline Pilots Association (ALPA) was certified to represent the Company's pilots for the purpose of securing a collective bargaining agreement. Since ALPA's certification, the Company and ALPA have executed two labor agreements, each with a three-year term. The latest agreement became amendable on October 29, 1995, and ASA and ALPA are currently negotiating a new agreement. Federal mediation between ASA and ALPA has been ongoing for approximately one and a half years. In 1988, the Company's flight attendants voted to join the Association of Flight Attendants (AFA). The Company and AFA entered into a three-year collective bargaining agreement that was subsequently extended so that it became amendable in June 1995. On September 26, 1997, the Company and AFA signed a new five-year collective bargaining agreement that becomes amendable on September 26, 2002.

         The Company acquired its first three CRJ aircraft through operating leases with a 16.5 year term. The Company expects to finance the remaining new CRJs as well as other anticipated capital expenditures through a combination of existing cash reserves, internally generated funds, and lease and debt financing. With respect to the CRJs, the Company will utilize manufacturer's assistance and government loans to the extent possible. Based on information currently available to it, the Company believes that available resources will be sufficient to fund the acquisition of the CRJs, other capital expenditures and its existing expenditure commitments (including current maturities of long-term debt and aircraft lease payments). The Company believes that financing will be available at acceptable rates. If the Company is unable to obtain sufficient capital or acceptable financing terms, it could be required to modify its expansion plans.

New Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued a new accounting pronouncement, Statement of Financial Accounting Standards No. 128, "Earnings per Share, which will change the current method of computing earnings per share. The new standard requires presentation of "basic" earnings per share and "diluted" earnings per share amounts, as defined. Statement No. 128 will be effective for the Company's quarter and year ending December 31, 1997, and upon adoption, all prior-period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending December 31, 1997 is not permitted. Pro forma basic and diluted earnings per share for the quarters and nine months ending September 30, 1997 and 1996 calculated under the provisions of Statement No. 128 are as follows:

                                 Quarter Ended Sept. 30,            Nine Months Ended Sept. 30,
                                   1997        1996                 1997             1996
                                   ----        ----                 ----             ----
Basic earnings per share          $0.51       $0.54                 $1.37            $1.48


Diluted earnings per share        $0.51       $0.53                 $1.36            $1.48



Results of Operations
For the three months ended September 30, 1997 and 1996

         The Company reported net income for the third quarter of $15.3 million or $.51 per share on 30.1 million weighted average shares outstanding. In comparison, net income for the third quarter of 1996 was $16.5 million or $.53 per share on 31.0 million weighted average shares outstanding. The decrease in the average number of shares outstanding was due to the Company's stock repurchase programs, offset slightly by an increase in shares related to the exercise of stock options. On May 21, 1997, the Company's shareholders approved the cancellation of all outstanding Stock Appreciation Rights (SARs) and the adoption of a Non-Qualified Stock Option Plan (Option Plan). Net income for the third quarter of 1997 had no option compensation/SARs expense while net income for the third quarter of 1996 included an after-tax credit of $1.8 million or $.06 per share related to the Company's SARs Plan. The Company does not intend to incur any additional SARs expense in the future.

         Total revenues in the third quarter of 1997 were $99.0 million compared with $94.7 million for the similar period 1996. Factors for the third quarters of 1997 and 1996 which affect passenger revenue are detailed below:


                                               Quarter Ended Sept. 30,
                                               1997              1996
                                               ---               ----
Revenue Passenger Miles (000,000)              240.0           222.3
Passengers (000)                               989.3           931.8
Load Factor                                     51.9%           49.0%
Average Passenger Yield                         40.5(cent)      41.7(cent)
Average Trip Length                            242.6           238.5


         Passenger revenue increased primarily due to higher traffic offset by a lower yield per revenue passenger mile, which was primarily caused by the re-imposition of the federal ad valorem ticket tax in March 1997. The Company was not able to completely pass these charges on to its customers due to price competition in various markets. Both revenue passenger miles (RPMs) and load factor were higher in the third quarter of 1997 compared with the same period of 1996 due to the increased passenger traffic.

          Operating expenses increased 10% to $76.2 million for the quarter ended September 30, 1997. The Company increased capacity (available seat miles "ASM's") by 2%, and experienced an 8% increase in the cost per ASM flown to 16.5 cents in the third quarter of 1997 compared with 15.3 cents in the third quarter of 1996. Excluding the pre-tax SARs credit of $3.0 million for the third quarter of 1996, operating cost per ASM would have been approximately 15.9 cents for the third quarter of 1996. The cost per ASM for the third quarter of 1997 would then have been up 4%.

          The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the three month periods ended September 30, 1997 and 1996:


                                                Cost per ASM                    % Operating Cost
                                                 Quarter Ended                     Quarter Ended
                                                   Sept. 30,                          Sept. 30,
                                           ---------------------------------------------------------
                                           1997              1996            1997             1996
                                           ---------------------------------------------------------
Labor and related                           4.2(cent)        3.5(cent)         25%             23%
Fuel                                        1.8              1.9               11              12
Direct maintenance                          2.8              2.4               17              16
Passenger related                           2.0              2.1               12              13
Depreciation and aircraft rent              2.4              2.4               15              16
Other                                       3.3              3.0               20              20
                                           ---------------------------------------------------------
Total operating expense                    16.5(cent)       15.3(cent)        100%            100%


         Labor and related costs increased to $19.6 million for the third quarter of 1997 compared with $16.0 million for the same period in 1996. The average number of employees grew 2% from 2,433 to 2,493 as of September 30, 1997. As previously mentioned above, a SARs credit of $3.0 million was recorded during the third quarter of 1996 due to a 22% decrease in the Company's stock price. Labor and related costs for the third quarters of 1997 and 1996 without the SARs credit adjustment in 1996 would have been 4.2 cents per ASM for both quarters, and 26% and 27% of total operating expenses for the third quarters of 1997 and 1996, respectively. By replacing the SARs program with the Option Plan, the Company expects to eliminate the past earnings volatility that was related to the SARs compensation program.

         Fuel expense decreased to 1.8 cents per ASM for the third quarter of 1997 compared with 1.9 cents for the quarter ended September 30, 1996. Fuel expense decreased $.3 million spread over a 2% increase in ASMs. The average price per gallon, including taxes and into-plane fees, decreased 6% to 71.3 cents from 76.0 cents primarily due to lower crude oil prices.

         Direct maintenance expense, excluding labor and related costs, increased 20% to $13.0 million for the quarter ended September 30, 1997. The higher expense was primarily due to higher outside repairs caused by increased maintenance inpections and overhauls of time controlled components. As with any air carrier, ASA's fleet of aircraft is aging and requires more frequent maintenance. The five leased BAe-146 jet aircraft are maintenance mature aircraft that are under maintenance plans. Charges for the BAe-146 are incurred for each hour that the airframe, engines, landing gear, etc. are flown, and the charges for these maintenance plans are expensed on a monthly basis. The Company has elected to exercise its option for the early return of the BAe-146 aircraft during the fourth quarter of 1997 and 1st quarter of 1998.

         Interest expense decreased by 46% to $.8 million for the quarter ended September 30, 1997 compared with the same quarter last year. This decrease was due to lower interest rates, less debt outstanding and capitalized interest of $.4 million related to the deposits on the CRJ aircraft.

         The third quarter 1997 break-even load factor increased to 39.0% compared with 35.1% for the same period last year. This increase was primarily the result of higher operating expenses in the third quarter of 1997 and the $3.0 million credit to expense for SARs in the third quarter of 1996.


For the nine months ended September 30, 1997 and 1996

         Total revenues for the nine month periods ended September 30, 1997 and 1996 remained constant at $288.3 million. Passenger revenue also remained relatively constant at $282.9 million for the period ending September 30, 1997 compared with $282.0 for the same period in 1996. Traffic (RPMs) for the nine months ended September 30, 1997 increased 4% while the average yield per RPM was down 3%. The factors that impact passenger revenue are detailed below along with yield information:


                                               Nine Months Ended Sept. 30,
                                               1997                  1996
                                               ----                  ----
Revenue Passenger Miles (000,000)                686.2                662.3
Passengers (000)                               2,818.2              2,754.5
Load Factor                                       50.5%                49.4%
Average Passenger Yield                           41.2(cent)           42.6(cent)
Average Trip Length                              243.5                240.4


         The Company's net income for the first nine months of 1997 decreased 12% to $40.8 million or $1.36 per share on 30.1 million weighted average shares outstanding. In comparison, net income for the same period of 1996 was $46.3 million or $1.48 per share on 31.3 million weighted average shares outstanding. The decrease in the average number of shares outstanding was due to the Company's stock repurchase programs, offset by shares generated from the exercise of stock options. The financial results for 1997 included a one-time after-tax accrual of $1.6 million or $.05 per share related to the Company's decision to exercise its option for the early return of all BAe-146 aircraft to their lessor during the fourth quarter of 1997 and first quarter of 1998, as well as after-tax expense of $1.6 million or $.05 per share associated with the cancellation of the outstanding SARs and the adoption of the Option Plan on May 21, 1997, as described above. The Company has canceled all outstanding SARs and does not intend to incur any additional SARs expense in the future. The results for the nine months ending September 30, 1996 included an after-tax accrual of $.4 million or $.01 per share associated with the Company's SARs program.

         Operating expenses increased 5% during the nine month period ended September 30, 1997. The Company increased ASM's by 1% and experienced a 4% increase in the cost per ASM to 16.8 cents from 16.2 cents. Excluding (1) pre-tax option compensation/SARs expense of $2.6 million and $.7 million for the nine months ending September 30, 1997 and 1996, respectively, and (2) the pre-tax accrual of $2.6 million in 1997 related to the early return of all BAe-146 aircraft to their lessor, operating cost per ASM would have been approximately 16.4 and 16.1 cents for 1997 and 1996, respectively.

         The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the nine month periods ended September 30, 1997 and 1996:

                                                 Cost per ASM                      % Operating Cost
                                                 Year to Date                        Year to Date
                                                   Sept. 30,                          Sept. 30,
                                            ---------------------------------------------------------
                                            1997              1996              1997           1996
                                            ---------------------------------------------------------
Labor and related                            4.3(cent)         4.2(cent)         26%             26%
Fuel                                         1.8               1.8               11              11
Direct maintenance                           3.0               2.5               17              15
Passenger related                            2.0               2.1               12              13
Depreciation and aircraft rent               2.5               2.4               15              15
Other                                        3.2               3.2               19              20
                                            ---------------------------------------------------------
Total operating expense                     16.8(cent)        16.2(cent)        100%            100%


         Labor and related costs increased 5% to $59.2 million for the nine months ended September 30, 1997 from $56.2 million for the nine months ended September 30, 1996. The average number of employees grew 3% from 2,399 to 2,479 as of September 30, 1997. As mentioned above, the Company's shareholders approved the Option Plan on May 21, 1997. During the first nine months of 1997, SARs expense of $2.6 million was recorded based on the closing price of the Company's stock on May 21, which had increased 13% since December 31, 1996. The Company canceled all SARs outstanding on May 21 and options with exercise prices equal to the base prices of the SARs were issued in exchange. The SARs expense of $2.6 million was reversed upon cancellation of the SARs but an equivalent amount of compensation expense related to the new options issued was recorded due to the one-time issuance of options with an exercise price less than the market price of the Company's stock on May 21. The nine months ending September 30, 1996 included a $.7 million charge to expense for SARs due to a 2% increase in the Company's stock price. Labor and related costs without the option/SARs adjustments would have been as follows for the nine months ending September 30, 1997 and 1996, respectively: 4.2 cents and 4.1 cents per ASM and 25% and 26% of total operating costs. By replacing the SARs program with the Option Plan, the Company expects to eliminate the past earnings volatility that was related to the SARs compensation program.

         Direct maintenance cost, excluding labor and related expenses, increased 20% to $40.5 million for the nine months ended September 30, 1997. The higher expense was primarily due to increased maintenance inpections and overhauls of time controlled components as described above under the caption "Results of Operations for the three months ended September 30, 1997 and 1996". The Company incurred major periodic inspections on the BAe-146 aircraft during the first quarter of 1997 that were not required during the same quarter of 1996. In addition, the second quarter of 1997 included the one-time expense accrual for complying with maintenance return conditions related to the Company's decision to exercise its option for the early return of all BAe-146 aircraft.

         Depreciation and aircraft rent increased 4% to $33.8 million for the nine months ended September 30, 1997. This increase was due primarily to the one-time expense accrual for the write-off of assets and additional rents related to the return of the BAe-146 aircraft.

         Interest expense decreased by 31% to $3.1 million for the nine months ending September 30, 1997 compared with the same period of 1996. This decrease was due to lower interest rates and less debt outstanding, as well as capitalized interest of $.7 million related to deposits on the CRJ aircraft.



Part II- Other Information



Item 6.           Exhibits and Reports on Form 8-K

(a)               The following exhibits are filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.


         11       Statement Re: Computation of Per Share Earnings

         27       Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended September 30, 1997.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              ASA Holdings, Inc.

Date: November 14, 1997                       /s/ Ronald V. Sapp
                                              -------------------------------
                                              Ronald V. Sapp
                                              Chief Financial Officer
                                              Senior Vice President - Finance