Form 10-Q/A
period 1996-09-30
ASA HOLDINGS INC
filed 1997-11-26
CIK 1023944

                                 Form 10-Q/A
                     ADMENDMENT NO. 1 TO QUARTERLY REPORT
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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
                       ---------------------------------
             (Exact name of registrant as specified in its charter)


                 Georgia                              58-2258221
                 -------                              ----------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification Number)


      100 Hartsfield Centre Parkway, Suite 800, Atlanta, Georgia 30354
      ----------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number including area code: (404) 766-1400
                                                          --------------

Part II - Other Information

Item 6.         Exhibits and Reports on Form 8-K

(a)             The following exhibits originally filed by Atlantic Southeast
                Airlines, Inc. ("ASA") with its Quarterly Report on Form 10-Q for the period ended September 30, 1996, are filed by ASA
                Holdings, Inc. successor issuer to ASA, as part of this report and amended as indicated therein. Exhibits 10(f) through 10(u) originally filed by ASA with the Quarterly Report on Form 10-Q for the period ended September 30, 1996, are deleted in their entirety, and Exhibits 10(a) through 10(d) have been renamed as Exhibits 10(b) through 10(e) a new exhibit has been included as
                Exhibit 10(a) of this report. The exhibit numbers refer to Item
                601 of Regulation S-K. Exhibits 11 and 27 are not amended hereby.

       10(a)    Delta Connection Agreement dated July 1, 1986, between Delta
                Airlines, Inc. ("Delta) and ASA. Confidential treatment has been applied for with respect to certain provisions in this exhibit.

       10(b) Letter Agreement dated February 19, 1987 from Delta and agreed to and accepted by ASA. Confidential treatment has been applied for with respect to certain provisions in this exhibit.

       10(c)    Amendment to the Delta Connection Agreement dated December 17,
                1987, between Delta and ASA. Confidential treatment has been applied for with respect to certain provisions in this exhibit.

       10(d)    Amendment to the Delta Connection Agreement effective July 1,
                1988, between Delta and ASA. Confidential treatment has been applied for with respect to certain provisions in this exhibit.

       10(e) Amendment to the Delta Connection Agreement dated March 4, 1992, between Delta and ASA.

       10(f)    Amendment to the Connection Carrier Agreement dated as of August
                1, 1994, between Delta and ASA.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Atlantic Southeast Airlines, Inc.

                                          /s/ Ronald V. Sapp
                                        -----------------------------
                                         Ronald V. Sapp
                                         V.P. Finance, Treasurer and
                                         Chief Financial Officer



Date: November 26, 1997

                                 EXHIBIT INDEX


Exhibit Number and Description
       10(a) Delta Connection Agreement dated July 1, 1986, between Delta and ASA. Confidential treatment has been applied for with respect to certain provisions in this exhibit.

       10(b) Letter Agreement dated February 19, 1987 from Delta and agreed to and accepted by ASA. Confidential treatment has been applied for with respect to certain provisions in this exhibit.

       10(c)    Amendment to the Delta Connection Agreement dated December 17,
                1987, between Delta and ASA. Confidential treatment has been applied for with respect to certain provisions in this exhibit

       10(d)    Amendment to the Delta Connection Agreement effective July 1,
                1988, between Delta and ASA. Confidential treatment has been applied for with respect to certain provisions in this exhibit

       10(e) Amendment to the Delta Connection Agreement dated March 4, 1992, between Delta and ASA.

       10(f)    Amendment to the Connection Carrier Agreement dated as of August
                1, 1994, between Delta and ASA.
