Form 10-K405
period 1997-12-31
ASA HOLDINGS INC
filed 1998-03-30
CIK 1023944

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1997

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

                         Commission file number 0-29558

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 2, 1998, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the $40.125 closing sales price of such stock on The Nasdaq Stock Market's National Market on that date, was approximately $834,825,061.

         As of March 2, 1998, the Registrant had 29,953,977 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

         Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 1998 annual meeting of shareholders are incorporated by reference into Part III of this Report.

         Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Part II and Part IV of this Report.

                                     PART I

ITEM 1.           BUSINESS

             Cautionary Notice Regarding Forward-Looking Statements

         Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "SECURITIES ACT"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"). The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, those discussed in "Business--Factors Affecting Future Performance" herein. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

General

         ASA Holdings, Inc. ("ASA HOLDINGS") is a corporation existing under the laws of the State of Georgia. Its principal offices are located at 100 Hartsfield Centre Parkway, Suite 800, Atlanta, Georgia 30354 and its telephone number is (404) 766-1400.

         ASA Holdings is a holding company the principal assets of which are the shares of its wholly owned subsidiaries Atlantic Southeast Airlines, Inc., a Georgia corporation ("ASA"), and ASA Investments, Inc., a Delaware corporation ("ASA INVESTMENTS"). ASA Holdings considers the airline business of ASA to be its only industry segment. All references herein to the "COMPANY" shall refer collectively to ASA Holdings, ASA and ASA Investments.

         ASA Holdings became the parent holding company for ASA and ASA Investments pursuant to a corporate reorganization that was effective after the close of business on December 31, 1996 (the "REORGANIZATION"). Pursuant to the Reorganization, ASA merged with a wholly owned subsidiary of ASA Holdings (the "MERGER"). Prior to the Merger, ASA Holdings was a wholly owned subsidiary of ASA. Pursuant to the Merger, each issued and outstanding share of ASA's common stock, $0.10 par value per share ("ASA COMMON STOCK"), was automatically converted into one share of ASA Holdings' common stock, $0.10 par value per share ("HOLDINGS COMMON STOCK"), except for shares of ASA Common Stock then held by ASA as treasury shares, which were canceled as part of the Merger. Immediately after the consummation of the Merger, on December 31, 1996, ASA effected a dividend of all the capital stock of ASA's wholly owned subsidiary, ASA Investments, to ASA Holdings.

         ASA is a certificated air carrier providing regularly scheduled, high frequency airline service between (i) Hartsfield Atlanta International Airport in Atlanta, Georgia (the "ATLANTA HUB") and 38 other airports in Alabama, Florida, Georgia, Indiana, Kentucky, Louisiana, Michigan, Mississippi, New York, North Carolina, Ohio, South Carolina, Tennessee, Virginia and West Virginia and
(ii) Dallas/Fort Worth International Airport in Dallas, Texas (the "DALLAS/FORT WORTH HUB") and 21 other airports in Arkansas, Kansas, Louisiana, Mississippi, Oklahoma and Texas. ASA is the largest regional carrier serving Hartsfield Atlanta International Airport with more flights per week than any other regional carrier. ASA currently operates approximately 3,900 flights per week. A majority of ASA's flights are utilized primarily by business, government and military passengers to make connections with flights operated by Delta Air Lines, Inc. ("DELTA") and other air carriers from the Atlanta and Dallas/Fort Worth hubs.

         As of March 3, 1998, ASA's operating fleet consisted of 75 turboprop airplanes, 12 of which seat 66 passengers and the remaining 63 of which seat 30 passengers, and 8 jets that seat 50 passengers each. On April 21, 1997, ASA announced that it had executed an acquisition agreement for 30 jets that seat 50 passengers each. See "FLIGHT EQUIPMENT."

         The sole business of ASA Investments is to manage certain cash assets contributed to it by ASA Holdings and its other subsidiaries.

Delta Connection

         Since 1984, ASA has operated from the Atlanta and Dallas/Fort Worth hubs as a "Delta Connection" carrier pursuant to a marketing agreement (the "DELTA CONNECTION AGREEMENT") with Delta. As a Delta Connection carrier, ASA's flights are shown under Delta's two letter code designation (DL) in the automated airline reservation systems used throughout the industry and in the Official Airline Guide. ASA is assigned a series of distinctive Delta flight numbers that travel agents and airline reservation personnel are able to distinguish as those operated as a Delta Connection carrier. Passengers served by Delta Connection carriers are able to take advantage of the cost savings inherent in joint fares and are offered Delta frequent flyer mileage and a full range of promotional fares provided by Delta and ASA. In addition, ASA is able to offer its passengers coordinated schedules for timely connections with Delta flights. See "FARES" and "MARKETING."

         Approximately 84% of ASA's passengers during fiscal 1997 connected with or from Delta flights at the Atlanta or the Dallas/Fort Worth hubs. See "ROUTE SYSTEM."

         ASA believes that its marketing agreement with Delta is similar to those that exist between Delta and other Delta Connection Carriers and in substance to those that exist between other major and regional air carriers. The Delta Connection Agreement has been in effect since 1984 and may be terminated by either party by giving no less than 30-days' advance written notice. ASA believes that its relationship with Delta is good and does not anticipate any termination of the Delta Connection Agreement. Given ASA's relationship with Delta, ASA's results of operations and financial condition may be favorably or adversely impacted by Delta's decisions regarding its flight routes and other operational matters. ASA historically has benefited from its relationship with Delta, but there can be no assurance that such benefits will occur in the future. Any material modification of this relationship with Delta could have a material adverse effect on ASA and ASA Holdings.

         As of March 3, 1998, Delta Air Lines Holdings, Inc., a wholly owned subsidiary of Delta ("DELTA Holdings"), owned approximately 27% of the outstanding Holdings Common Stock. Pursuant to the terms of a Stock Agreement among Delta, Delta Holdings, ASA Holdings and ASA dated as of March 17, 1997, (the "STOCK AGREEMENT"), (a) at Delta's request, ASA Holdings will include at least two designees of Delta or Delta Holdings who are reasonably acceptable to ASA Holdings on the slate of nominees for election as members of ASA Holdings' Board of Directors and (b) ASA Holdings will use its reasonable best efforts to assure that the designated individuals are elected to ASA Holdings' Board of Directors so long as Delta or Delta Holdings continue to own at least 10% of the outstanding Holdings Common Stock. Prior to the Reorganization, Delta had rights substantially similar to those which it has under the Stock Agreement pursuant to a written agreement with ASA.

Route System

         As of March 3, 1998, ASA's route system included service between the Atlanta hub and 38 other airports in Alabama, Florida, Georgia, Indiana, Kentucky, Louisiana, Michigan, Mississippi, New York, North Carolina, Ohio, South Carolina, Tennessee, Virginia and West Virginia. ASA also operates a similar hub and spoke operation in Dallas/Fort Worth. As of March 3, 1998, ASA provided service from the Dallas/Fort Worth hub to 21 airports in Arkansas, Kansas, Louisiana, Mississippi, Oklahoma and Texas. For information regarding ASA's operating fleet, see "FLIGHT EQUIPMENT."

         ASA's flight schedules are structured to facilitate the connection of its passengers with Delta's flights at the Atlanta and Dallas/Fort Worth hubs. Approximately 84% of ASA's passengers connected with or from Delta flights at the Atlanta or Dallas/Fort Worth hubs. See "DELTA CONNECTION."

         The following tables describe ASA's route system as of March 3, 1998:

                                   ATLANTA HUB

                                         Air Mileage              Date Service
               Airport Served         From Atlanta Hub              Commenced
         -----------------------------------------------------------------------
         Albany, GA                          146                       8/1/82
         Alexandria, LA                      500                      12/1/95
         Asheville, NC                       164                       8/1/82
         Augusta, GA                         143                      4/24/83
         Brunswick, GA                       238                       6/1/81
         Charleston, WV                      363                       2/1/86

                                  ATLANTA HUB

                                         Air Mileage              Date Service
               Airport Served         From Atlanta Hub              Commenced
         -----------------------------------------------------------------------
         Charlotte, NC                       227                       4/1/91
         Chattanooga, TN                     106                       6/1/91
         Cleveland, OH                       554                      11/1/97
         Columbus, GA                         83                      6/27/79
         Columbus, MS                        241                     12/15/84
         Detroit, MI                         594                      12/1/97
         Dothan, AL                          171                     10/31/82
         Evansville, IN                      350                       6/1/89
         Fayetteville, NC                    331                      11/1/85
         Florence, SC                        273                      9/11/92
         Fort Walton Beach, FL               250                     11/15/82
         Gainesville, FL                     300                      10/1/85
         Greensboro/High-Point/
           Winston-Salem, NC                 306                       6/1/91
         Greenville/Spartanburg, SC          153                      4/25/82
         Gulfport/Biloxi, MS                 352                       3/2/91
         Jackson, MS                         341                       4/4/93
         Jacksonville, NC                    399                     12/15/92
         Lafayette, LA                       503                      12/1/95
         Lexington, KY                       303                     12/15/90
         Louisville, KY                      321                       4/4/93
         Lynchburg, VA                       389                       7/1/94
         Macon, GA                            79                      3/20/80
         Meridian, MS                        267                      11/1/84
         Montgomery, AL                      147                       6/1/82
         Myrtle Beach, SC                    317                       9/1/86
         New York, NY - JFK*
           Cleveland, OH                     425                      11/1/97
           Detroit, MI                       508                      12/1/97
         Panama City, FL                     247                       3/1/84
         Pensacola, FL                       272                       4/1/91
         Roanoke, VA                         357                     12/15/85
         Tallahassee, FL                     223                     12/15/85
         Tri-Cities, TN                      227                     10/31/82
         Valdosta, GA                        208                       9/9/81
         Wilmington, NC                      377                      9/17/90

--------------------

* New York is served from the Cleveland and Detroit airports.

                              DALLAS/FORT WORTH HUB

                                         Air Mileage              Date Service
               Airport Served         From Atlanta Hub              Commenced
         -----------------------------------------------------------------------
         Alexandria, LA                      285                      10/1/87
         Amarillo, TX                        313                       7/1/93
         Beaumont/Port Arthur, TX            270                       2/1/87
         Columbus, MS                        491                      12/1/95
         Corpus Christi, TX                  354                       6/1/93
         Fayetteville, AR                    270                     12/15/86
         Fort Smith, AR                      227                     12/15/86
         Houston, TX (Intercontinental)      224                      10/1/93
         Houston, TX (Hobby)                 247                       5/1/94
         Killeen, TX                         130                       5/1/87
         Lafayette, LA                       351                     12/15/87
         Lawton, OK                          140                       2/1/87
         Lubbock, TX                         282                       7/1/93
         Meridian, MS                        485                      12/1/95
         Oklahoma City, OK                   175                       7/1/93
         San Antonio, TX                     247                      10/1/93
         Shreveport, LA                      190                      12/1/95
         Texarkana, AR                       181                     12/15/86
         Tulsa, OK                           237                       6/1/93
         Wichita, KS                         328                       7/1/93
         Wichita Falls, TX                   113                     12/15/86

         ASA provides service on all of its routes every weekday with reduced service on weekends.

Fares

         ASA derives its revenues primarily from local fares and through fares. Local fares are those fares for one way and round trips that are not combined with the fare of another air carrier. Through fares are fares for transportation provided jointly by ASA and another carrier.

         Revenues derived from through fares are distributed among the participating air carriers using various proration formulas. The most widely used method of settlement involves a straight rate prorate division, unless the carriers enter into agreements using variations to this proration formula. The various pricing structures generally are presented in the Airline Tariff Publishing Company's electronic tariff, Passenger Interline Pricing Prorate System (PIPPS).

         ASA operates as a Delta Connection carrier pursuant to a marketing program with Delta. See "DELTA CONNECTION." In addition to the Delta Connection Agreement, ASA is a party to interline passenger, reservation, ticketing and baggage agreements with each of the other major air carriers with which ASA transacts any significant amount of business. These agreements permit each carrier to reserve seats and sell tickets for flights on the other contracting carrier, provide that each carrier will honor ticket forms of the other carriers and provide for an interline baggage exchange system at airport terminals.

         Air carriers are permitted to set domestic ticket prices without governmental regulation. SEE "REGULATION." As a result, the industry generally is subject to substantial price competition. See "COMPETITION AND INDUSTRY CONSIDERATIONS."

         The aviation trust fund tax, a 10% federal excise tax on tickets sold, expired effective January 1, 1996, was reinstated effective August 27, 1996, expired again effective January 1, 1997, and was reinstated again effective March 7, 1997 through September 30, 1997. Congress recently passed legislation reimposing and significantly modifying the ticket tax. The legislation includes the imposition of new excise tax and segment fee tax formulas to be phased in over several years, an increase in the international departures tax, the imposition of a new arrivals tax, and the extension of the ticket tax to cover items such as frequent flyer miles. In addition, legislation that was effective in 1992 allows public airports to impose passenger facility charges of up to $3.00 per departing or connecting passenger. Price competition may have an impact on ASA's ability to pass these charges on to its customers. See "COMPETITION AND INDUSTRY CONSIDERATIONS."

Flight Equipment

         As of March 3, 1998, ASA's operating fleet consisted of 75 turboprop airplanes, 12 of which seat 66 passengers and the remaining 63 of which seat 30 passengers, and 8 jets which seat 50 passengers each. The age of this fleet ranged from less than one year to 13 years. The following table describes ASA's current operating fleet as of March 3, 1998:

                                 Number of           Number of
      Aircraft Type            Aircraft Owned     Aircraft Leased    Average Age
----------------------------------------------------------------------------------
ATR-72 Turboprop                     4                    8           4.4 years
(66 passenger capacity)

Embraer Brasilia Turboprop          59                    4           8.9 years
(EMB-120)
(30 passenger capacity)

Canadair Regional Jet               --                    8            .3 years
(50 passenger capacity)

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

         As of March 3, 1998, ASA operated 12 ATR-72 turboprop aircraft ("ATRS") from the Atlanta hub. ASA initially used the ATRs to replace smaller aircraft in order to increase capacity in existing markets and more recently has used the ATRs to replace its BAe Jets discussed below. The ATRs are 66-passenger aircraft, powered by two Pratt & Whitney turboprop engines, and are built by Avions de Transport Regional, a joint enterprise involving Alenia-Aeritalia & Selenia S.P.A., an Italian aircraft manufacturer, and Aerospatiale Societe Nationale Industrielle, a French aircraft manufacturer. ASA leases eight ATRs pursuant to a lease with a seven-year term expiring in June 2002. ASA also owns four ATRs, the majority of the purchase price of which was provided by bank financing. ASA has an option to acquire 16 additional ATRs.

         In 1997, ASA operated five British Aerospace BAe 146-200 jets ("BAE JETS") and elected to exercise its option for the early return of all of the BAe Jets to the lessor. By the end of the first quarter of 1998, all five BAe Jets had been removed from operation and returned to the lessor.

         On April 21, 1997, ASA announced that it had executed an acquisition agreement with Bombardier, Inc. for 30 Canadair Regional Jet aircraft ("CRJs") with options to acquire an additional 60 aircraft. ASA took delivery of its first five 50-passenger CRJ aircraft in the second half of 1997 and an additional three CRJs during the first quarter of 1998 through operating leases with a 16.5 year term. Future deliveries of the remaining 22 CRJs are anticipated to be one aircraft per month thereafter. ASA obtained a commitment from the Export Development Corporation (EDC) of Canada to provide financing to ASA for up to approximately 85% of the purchase price of the CRJs. ASA estimates that the aggregate cost of the first 30 CRJs, including spare parts, will be approximately $600 million. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES." ASA plans to use the new CRJs for growth in new long-haul markets as well as to replace some turboprop aircraft on existing routes from its Atlanta hub. The CRJs are more effective than the BAe Jets over long-haul routes because the CRJs are faster.

         As of December 31, 1997, ASA had pledged 36 of the Brasilias it owns and all four of the ATRs it owns, as well as a significant portion of its spare parts, to secure long-term indebtedness of ASA.

Personnel and Operations

         ASA's employees perform a substantial portion of ASA's operations, including ticketing, maintenance, ground and in-flight service and training. Substantially all the maintenance and repairs on ASA's aircraft (except for major engine, propeller and component overhauls as well as major airframe checks) are performed by ASA's maintenance personnel. As of March 3, 1998, ASA had approximately 2,504 employees, of which 1,119 were flight personnel, 993 were ground service personnel, 271 were maintenance personnel and the remainder were management, supervisory and clerical employees. As of March 3, 1998, ASA Holdings had three employees, all of whom provide management services for ASA Holdings' subsidiaries, and ASA Investments had two employees, both of whom were management employees.

         Approximately 27% of ASA's workforce are members of unions representing pilots and flight attendants. In September 1988, ASA's flight attendants voted to be represented by the Association of Flight Attendants ("AFA"). In June 1991, ASA and AFA entered into an initial collective bargaining agreement which became amendable in 1994. In June 1994, ASA and AFA executed a letter of agreement that extended the amendable date of the initial collective bargaining agreement until June 1995. In September 1997, following direct negotiations and federal mediation, ASA and AFA entered into a new collective bargaining agreement that is amendable in 2002. In 1987, the Air Line Pilots Association ("ALPA") was certified to represent ASA's pilots. In 1989, ASA and ALPA entered into an initial collective bargaining agreement which was amendable in 1992. In October 1992, ASA and ALPA entered into a second collective bargaining agreement that was amendable in October 1995. In September 1995, ASA and ALPA entered into negotiations for a new collective bargaining agreement. In 1996, ASA and ALPA entered federal mediation with respect to those negotiations which continued throughout 1997. In January 1998, ASA and ALPA reached a tentative agreement on a new 54-month collective bargaining agreement, pending ratification of the agreement by the pilots. In March 1998, the members of the pilots' union voted to reject the tentative accord, and management expects negotiations with ALPA to continue under the auspices of the National Mediation Board. The existing collective bargaining agreement between ASA and ALPA will remain in effect until a new agreement is reached and ratified or until the procedures of the Railway Labor Act are exhausted. See "REGULATION--LABOR REGULATION" regarding such procedures. There are no union affiliations with any other groups of ASA's, ASA Holdings' or ASA Investments' employees.

         ASA operates as a Delta Connection carrier pursuant to a marketing program with Delta. See "DELTA CONNECTION." ASA is also a party to interline passenger, reservation, ticketing and baggage agreements with each of the other major air carriers with which ASA transacts any significant amount of business. See "FARES."

         In addition to carrying passengers, ASA carries mail, freight and small packages on its flights.

Maintenance

         ASA is subject to the jurisdiction of and regulation by the FAA with respect to ASA's maintenance and operations. See "REGULATION." ASA's aircraft and engines are maintained in accordance with the standards and procedures recommended and approved by the manufacturers and the FAA.

         ASA provides maintenance for its aircraft using its own personnel, facilities and parts. ASA employs personnel with appropriate FAA Airframe and Powerplant licenses to ensure adequate maintenance of its aircraft. ASA employs major outside repair agencies to perform its engine overhauls, most individual component repairs or overhauls, and major checks on aircraft.

         ASA's FAA-approved maintenance program specifies the number of days, hours or operating cycles between inspections and overhauls of the airframes and their component parts. The nature and extent of each inspection and overhaul is specifically prescribed by the approved maintenance program. ASA uses an FAA approved alternative for overhauls on each of its three engine types: Pratt & Whitney PW118 engines on the Brasilias, Pratt & Whitney PW127 engines on the ATRs, and General Electric CF34-3B1 engines on the CRJs. "On condition" engine overhaul intervals are set by engine condition monitoring and continuous airworthiness maintenance programs. In addition, all engines contain time-limited components, each of which has a maximum amount of time (measured by operating hours) or a maximum number of operating cycles (measured by takeoffs and landings) after which the component must be removed from the engine assembly and overhauled or scrapped.

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

         Since 1988 various air carriers, in cooperation with the FAA, have been engaged in an in-depth review of the adequacy of existing maintenance procedures applicable to older versions of most of the aircraft types in general use in the industry. To date, this review has not included aircraft used by ASA. While certain of these potential aging aircraft ADs may, at some time in the future, necessitate unscheduled removals from service and increased maintenance costs, ASA does not anticipate that compliance with such potential ADs will have a material adverse impact on costs or operations.

Aviation Fuel

         ASA's operations are significantly affected by the availability and price of aviation fuel. Fuel costs, including taxes and "into plane" fees, constituted 10.79% of the Company's operating costs in 1997. Based on ASA's fiscal 1997 fuel consumption, every $0.01 change in the average annual price per gallon of aviation fuel caused an approximate $449,000 change in ASA's annual fuel expense. The following table shows ASA's fuel consumption and costs for fiscal years 1997, 1996 and 1995:

                                                          Average Price        Percent of
    Fiscal Year     Gallons Consumed          Cost         Per Gallon       Operating Expense
    -----------     ----------------          ----        -------------     -----------------
      1997              44,872,864        $32,988,262        $0.74                10.79%
      1996              43,356,461        $33,479,356        $0.77                11.54%
      1995              38,872,025        $24,075,274        $0.62                 9.52%

         Aircraft fuel expense decreased 1.5% in 1997 compared with 1996, primarily because the average fuel price per gallon decreased 3.9% to $0.74 cents per gallon and aircraft fuel consumption increased 3.5%. See "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         Changes in aviation fuel prices have an industry-wide impact and will tend to affect ASA's competitors in the same manner as ASA. There can be no assurance that ASA will be able to increase its fares in response to any future increases in fuel prices. See "COMPETITION AND INDUSTRY CONSIDERATIONS."

         ASA currently obtains approximately 56% of its fuel requirements from Chevron USA, Inc. at the Atlanta hub and approximately 25% of its fuel requirements from various fuel suppliers at the Dallas/Fort Worth hub. ASA obtains the rest of its fuel requirements from various suppliers at other airports.

         ASA's fuel contracts do not provide protection against price increases or for assured availability of supplies. Although ASA is currently able to obtain adequate supplies of fuel, it is impossible to predict the future availability or price of fuel. Political disruptions involving oil producing countries; changes in government policy concerning aircraft fuel production, transportation or marketing; changes in the fuel tax; changes in aircraft fuel production capacity; environmental concerns and other unpredictable events may result in fuel supply shortages and fuel price increases in the future. ASA's business could be significantly adversely affected by such shortages and price increases.

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

         Since 1984, ASA has operated from the Atlanta and Dallas/Fort Worth hubs as a Delta Connection carrier pursuant to a marketing agreement with Delta. See "DELTA CONNECTION." Cooperative advertising programs with Delta, such as Delta's frequent flyer program and Delta Dream Vacations, are used to promote ASA's flights to the Atlanta and Dallas/Fort Worth hubs, and Delta's services from Atlanta and Dallas/Fort Worth to various long-haul destinations.

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

         Delta provides air service from the Atlanta hub to approximately 33% of the airports served by ASA out of Atlanta. Under the Delta Connection program, ASA's flights are coordinated for timely connections with Delta. The flights provided by Delta and ASA to the same markets are scheduled at different times. ASA generally provides service to these markets at times when ASA can more efficiently serve the market. Other air carriers provide service to approximately 11% of the airports served by ASA from the Atlanta hub.

         ASA competes primarily with American/American Eagle at the Dallas/Fort Worth hub. Other air carriers provide service to approximately 90% of the airports served by ASA from the Dallas/Fort Worth hub.

         The airline industry historically has been highly competitive. ASA's management believes that its ability to compete with ground transportation and other air carriers depends upon the public acceptability of its aircraft and ASA's provision of convenient, frequent and reliable service to its markets at reasonable rates.

         Air carriers' profit levels are highly sensitive to, and during recent years have been severely impacted by, changes in fuel costs, fare levels and passenger demand. Passenger demand and fares can be affected by, among other things, the general state of the economy, international events and actions taken by other air carriers with respect to fares. See "ECONOMY" and "SEASONALITY."

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

Seasonality

         ASA's operations at the Atlanta and Dallas/Fort Worth hubs are primarily dependent upon business, government and military related travel and generally are not subject to wide seasonal variations. However, some seasonal decline in business travel does occur at these hubs during holiday periods and during portions of the winter months (i.e., December, January and February). ASA estimates that leisure travel accounted for approximately 20% of ASA's passengers during 1997. Leisure travel generally increases during the summer months and at holiday periods. Demand for air travel, especially by leisure and other discretionary customers, is also affected by factors such as favorable economic conditions and fare levels. See "FARES" and "ECONOMY." ASA's operations are also unfavorably affected by inclement weather which results in canceled flights, particularly during winter months.

         The following chart indicates the number of passengers carried by ASA by quarter during its last three fiscal years:

        Year      1st Quarter      2nd Quarter     3rd Quarter    4th Quarter
        ----      -----------      -----------     -----------    -----------
        1997        836,455          992,521         989,255        956,386
        1996        836,902          985,747         931,812        877,660
        1995        680,871          808,338         789,681        788,007

Regulation

         Historically, the U.S. Department of Transportation ("DOT") and the FAA have exercised regulatory authority over the operations of all air carriers pursuant to the Federal Aviation Act of 1958, as amended (the "1958 ACT"). Most domestic economic regulation of passenger and freight services was eliminated pursuant to the Airline Regulation Act of 1978 and other legislation amending the 1958 Act (collectively, the "ACT"). The FAA's jurisdiction extends primarily to the safety and operational provisions of the Act. The DOT's responsibility primarily involves regulation of the economic and consumer protection aspects of airline operation.

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

         On December 20, 1995, a new federal regulation was issued by the FAA which required all air carriers to accomplish the following by March 20, 1997 (earlier in certain instances): (a) establish a director of safety, and (b) for those air carriers operating aircraft under Part 135 of the Act (30 seats or less), re-certify their operation of those aircraft in accordance with Part 121 of the Act. Prior to March 20, 1997, Part 135 carriers did not have to dispatch all their aircraft or train their pilots to the higher Part 121 standards. Beginning in 1982, ASA operated as both a Part 135 and a Part 121 carrier because it operated aircraft in both categories. ASA began training all of its pilots under Part 121 in 1993, although it was not required to do so. ASA was certified to operate the Brasilias under Part 121 on March 18, 1997.

         Under the Act, the DOT has the authority to designate ASA as an "essential air carrier" in any community in which it is the only carrier providing service and that is an "essential air service community." Except for such "essential air carrier" service, the economic deregulation of the airline industry permits unrestricted competition with respect to ASA's routes, services, fares and rates. An air carrier that serves an "essential air service community" is required to give advance notice to the DOT if it plans to terminate service to that community. Otherwise, air carriers may terminate service to a community without restriction. ASA is currently the only air carrier that provides service between the Atlanta hub and the following "essential air service communities": Albany, Brunswick, Columbus, Macon and Valdosta, Georgia; Columbus, Gainesville and Meridian, Mississippi; Asheville, North Carolina; Dothan, Alabama; Fort Walton Beach and Panama City, Florida. The service provided by ASA to these "essential air service communities" is on an unsubsidized basis.

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

         LABOR REGULATION. The Railway Labor Act ("RLA") governs the labor relations of air carriers and employees in the airline industry. Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively along craft or class lines and imposing a duty upon air carriers and their union represented employees to make reasonable efforts to make and maintain collective bargaining agreements. ASA has collective bargaining agreements with two unions which represent its pilots and flight attendants. See "PERSONNEL AND OPERATIONS." Under the RLA, collective bargaining agreements do not terminate, but instead become amendable on a particular date agreed upon by the air carrier and the union. The existing collective bargaining agreement remains in force while a new collective bargaining agreement is being negotiated. Should the parties be unsuccessful in achieving a new amended collective bargaining agreement through direct negotiations, either party may petition the National Mediation Board ("NMB"), for the appointment of a federal mediator to assist the parties with their negotiations. Following appointment by the NMB of a mediator to assist the parties, the parties are required to remain in mediation under the auspices of the NMB until the parties reach a new agreement or the NMB determines, in its sole discretion, that the parties will be unable to reach a new agreement through mediation. Upon making such a determination, the NMB will proffer arbitration to the parties for the purpose of resolving their negotiating differences. If either party rejects the proffer of arbitration, the parties will enter a thirty day "cooling off period" during which the status quo must be maintained. At the end of the thirty day cooling off period, unless a Presidential Emergency Board has been convened, the parties are free to engage in economic self help. For the union, this includes the right to strike. For the carrier, this may include the right, depending upon the circumstances, to impose new terms and conditions of employment on the employees.

         ENVIRONMENTAL REGULATION. The United States Environmental Protection Agency ("EPA") is authorized to regulate aircraft emissions. ASA's management believes that the engines on ASA's current aircraft and on all aircraft ASA has ordered comply with applicable EPA standards.

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

         NOISE REGULATIONS. The FAA requires air carriers to comply with certain noise restrictions concerning their aircraft. Air carriers must bring existing aircraft into compliance with these regulations by retrofit or engine replacement. ASA's current aircraft and all aircraft ASA has ordered are in compliance with these regulations. In addition, several state legislatures and other governmental administrative bodies have, from time to time, considered noise reduction measures of various sorts. At the present time, ASA's aircraft meet all applicable noise regulations.

Insurance

         For the fiscal year ended December 31, 1997 ASA maintained insurance coverage with major insurance carriers with coverage up to $25 million for damage per aircraft and $400 million of third party liability per occurrence (for personal injury and property damage). The per aircraft deductibles range from $50,000 to $500,000 depending on the type of aircraft. In addition, ASA carries Hull War Risk coverage on certain aircraft where ASA believes, based on information currently available to it, such insurance is necessary to protect it and its property against material loss. ASA's also maintains workers compensation insurance in compliance with state law in each state in which ASA operates. ASA does not maintain business interruption insurance.

         In the opinion of management, the Company maintains insurance policies of types customary in the airline industry and in amounts and with insurance carriers it believes, based on information currently available to it, are adequate to protect it and its property against material loss. There can be no assurance, however, that the amount of insurance carried by the Company will be sufficient to protect it from material loss.

FACTORS AFFECTING FUTURE PERFORMANCE

         Relationship with Delta

         A substantial portion of the Company's business is dependent on the Company's relationship with Delta. The Delta Connection Agreement is subject to termination by either party for any reason or no reason upon 30 days' written notice to the other party. The termination of the Delta Connection Agreement or any material modification of its terms may have a material adverse effect on the Company. As a result of the Delta Connection Agreement, the Company's business is sensitive to events and risks affecting Delta. Delta's decisions regarding flight routes, marketing programs and other operational matters, or the occurrence of any event adversely affecting Delta, could have a material adverse effect on the Company.

         Fuel Costs and Supply

         Fuel costs represented 10.79% of the Company's total operating expenses in 1997. Fuel prices, which can be volatile and are largely outside of ASA's control, can have a significant impact on the Company's operating results. At ASA's current rate of consumption, every $0.01 increase in the price paid for fuel represents an approximate $449,000 increase in ASA's annual operating expenses. ASA's fuel supply contracts do not assure the price or availability of fuel, and ASA has not entered into hedging transactions with respect to fuel prices. Increases in the price of fuel or reductions in the availability of fuel supplies, as well as ASA's inability to pass on increased fuel costs to consumers due to economic or competitive conditions, could have a material adverse effect on the Company's financial condition and results of operations.

         Aircraft Fleet

         As of March 3, 1998, ASA's aircraft fleet consisted of 12 ATRs, 63 Brasilias and eight CRJ aircraft. ASA's operations could be materially adversely affected by the failure of the respective suppliers of these aircraft to provide additional aircraft, parts or related support services on a timely basis. In addition, the issuance of FAA airworthiness directives affecting ASA's aircraft or the need for unanticipated fleet maintenance could interrupt ASA's fleet service, which could have a material adverse effect on the Company. In 1997, ASA exercised its option to return all five of its BAe jets in connection with its proposed acquisition of the new CRJ aircraft. While ASA expects to take delivery of remaining CRJ aircraft under the terms of its agreement with Bombardier, ASA's operations could be materially adversely affected by Bombardier's failure to deliver such future shipments of the CRJs on a timely basis.

         Financial and Operating Leverage

         As is characteristic of the airline industry, ASA operates with a high degree of financial and operating leverage. As of December 31, 1997, ASA had $94.6 million in outstanding long-term debt, with annual payments of approximately $21.9 million committed to such obligations in 1998. Payments committed to aircraft operating leases in 1998 amount to approximately $17.7 million. In addition, the Company's acquisition of additional aircraft, including the CRJs, will result in increased leverage in the form of additional operating lease obligations. ASA's leverage will require significant periodic cash payments and may make ASA more vulnerable to the cyclical and seasonal nature of the airline industry. Unlike the revenues generated by any particular flight, the expenses incurred by ASA do not always vary proportionately with the number of passengers carried and the fares charged for each flight. Accordingly, decreases in the number of passengers carried could cause a significant decrease in profits if not offset by higher fares.

         Brazilian Default Risk

         In connection with its acquisition of the Brasilia aircraft, ASA negotiated to obtain the right to receive interest rate subsidies from the Federative Republic of Brazil under the country's export support program. From 1995 to 1997, these subsidies represented an average of approximately $2.9 million in annual credits against ASA's interest and lease payment obligations related to the Brasilia aircraft, and such subsidies would be jeopardized if the government of Brazil fails to meet its obligations under the export support program. From time to time, the Brazilian government has experienced economic conditions that have impaired the creditworthiness of such governmental obligations. There can be no assurance that a default on the subsidies will not occur under the export support program.

         Competition

         The airline industry is highly competitive and industry earnings are volatile. Since the deregulation of the airline industry in 1978, the industry has consolidated and has integrated major and regional carriers, which in turn has enhanced the competitive environment. Airlines compete on the basis of pricing, scheduling, public perception, on-time performance, frequent flyer programs and other services. While ASA has positioned itself to benefit from these and other factors, there can be no assurance that the Company will not be adversely affected by the introduction of new carriers in ASA's existing markets, the institution of deeply discounted fares by competitors, changes in ASA's ability to react to competitive pressures or other events.

         Government Regulation

         ASA is subject to regulation by several governmental authorities, including the DOT and the FAA. These authorities regulate flight operations, safety and economic aspects of air transportation providers. ASA is also subject to laws relating to environmental protection, radio communications, labor relations, employment practices and other matters. ASA incurs substantial costs in maintaining its certifications with federal regulators and otherwise complying with the laws and regulations to which it is subject. Although ASA has all certifications it believes to be necessary for continued operations and believes it is in compliance with all applicable requirements necessary to maintain its operating authority in good standing, any modification, suspension or revocation of ASA's DOT or FAA certifications or authorizations, as well as the failure or inability of ASA to maintain such compliance, could have a material adverse effect on the Company and its operations.

         Economic Conditions and Seasonal Nature of Airline Business

         Although ASA's operations at its main hubs are dependent primarily on business, governmental and military related travel, ASA generally experiences lower demand during holiday periods and portions of the winter months. ASA's operations are also unfavorably affected by inclement weather, particularly in the winter months, which may result in canceled flights. In addition, downturns in the economy generally may lower demand for travel by leisure and other discretionary customers and may have a material adverse effect on the Company's financial results.

         Labor Relations

         Approximately 27% of ASA's workforce are members of the unions representing pilots and flight attendants. In 1995, collective bargaining agreements with both of these unions became amendable. In September 1997, following direct negotiations and federal mediation, ASA and the flight attendants' union entered into a new collective bargaining agreement that is amendable in 2002. In September 1995, ASA and the union representing its pilots entered into negotiations for a new collective bargaining agreement. In 1996, ASA and the pilots' union entered federal mediation with respect to those negotiations, which continued through 1997. In January 1998, ASA and the pilots' union reached a tentative agreement on a new 54-month collective bargaining agreement, pending ratification of the agreement by the pilots. In March 1998, the members of the pilots' union voted to reject the tentative accord, and management expects negotiations with the pilots' union to continue under the auspices of the National Mediation Board. The existing collective bargaining agreement between ASA and the pilots' union will remain in effect until a new agreement is reached and ratified or until the procedures of the Railway Labor Act, which governs labor relations of air carriers and employees in the airline industry, are exhausted. See "REGULATION--LABOR REGULATION." There can be no assurance that ASA will be able to settle contract negotiations, if at all, without wage increases, work rule changes or other provisions that could have a material adverse effect on the Company's operations or financial performance. In addition, any cessation or disruption of operations due to any strike or work action could have a material adverse effect on the Company and its financial performance.

EXECUTIVE OFFICERS; OTHER SIGNIFICANT EMPLOYEES

         EXECUTIVE OFFICERS

         The following information is furnished with respect to the executive officers of ASA Holdings as of March 3, 1998:

         George F. Pickett, age 56, is ASA Holdings' and ASA's Chairman of the Board and Chief Executive Officer and is a member of the Board of Directors of both companies. He has served as Chairman of the Board and Chief Executive Officer of ASA since February 1994 and of ASA Holdings since its inception in September 1996. Since ASA's inception in 1979 and until February 1994, he served as ASA's President and Chief Executive Officer. Mr. Pickett has been a member of the Board of Directors of both ASA and ASA Holdings since their respective inception.

         John W. Beiser, age 57, is ASA Holdings' and ASA's President and is a member of the Board of Directors of both companies. He has served as President of ASA since February 1994 and of ASA Holdings since its inception. He has served as Secretary of both companies since their respective inception. In addition, Mr. Beiser was ASA's Vice President from its inception until 1985 when he was designated as ASA's Senior Vice President-Sales and Services. Mr. Beiser has been a member of the Board of Directors of ASA since 1982 and of ASA Holdings since its inception.

         Ronald V. Sapp, age 53, is ASA Holdings' and ASA's Senior Vice President-Finance and Chief Financial Officer. Mr. Sapp was named Senior Vice President-Finance and Chief Financial Officer in May 1997. Mr. Sapp served as Vice President-Finance and Chief Financial Officer for ASA from 1985 until May 1997 and for ASA Holdings from the time of the Reorganization until May 1997. He served as ASA's Treasurer from 1985 until February 1997 and as ASA Holdings' Treasurer between September 1996 and February 1997. From 1983 to 1985, Mr. Sapp served as Vice President-Finance and Treasurer of Air Atlanta, Inc., a scheduled passenger airline. From 1979 to 1983, Mr. Sapp served as Vice President and Controller of Air California, Inc., a scheduled passenger airline.

         R. Mark Bole, age 39, was named ASA Holdings' and ASA's Assistant Vice President-Treasurer in February 1997. He was ASA's Assistant Vice
President-Assistant Treasurer from February 1996 until February 1997 and held the same positions with ASA Holdings from the effective date of the Reorganization until February 1997. Mr. Bole served as a Vice President of Wachovia Bank of Georgia, N.A. from May 1991 until February 1996.

         Edward J. Paquette, age 47, was named ASA's Senior Vice President-Operations in April 1997. From May 1996 until April 1997, he served as Vice President-Operations of In-Flight Phone Corporation. From November 1994 to May 1996, he served as Vice President-Ground Operations at Ogden Aviation Services. Mr. Paquette served in various capacities at Trans World Airlines from 1969 through 1994, including Senior Vice President-Maintenance and Engineering and Senior Vice President-Operations.

         OTHER SIGNIFICANT EMPLOYEES

         The following information is furnished with respect to other significant employees of ASA Holdings and ASA as of March 3, 1998:

         James J. Cerniglia, age 55, has served as ASA's Assistant Vice President-Flight Systems Controller since March 1998. Mr. Cerniglia has held positions with or served as a consultant to a number of airlines since 1986. He served as the Director-Flight Control of Trump Shuttle, Inc. ("Trump") from February 1989 until September 1991 and as Senior Director-Sales and Marketing of Trump from September 1991 until March 1992. Mr. Cerniglia served as Vice President-Operations of Jet Express/USAir Express from March 1992 until July 1993, as an independent airline consultant from July 1993 until May 1996, as Director-Operations Control of Pan American World Airways, Inc. from May 1996 until September 1997, and as an independent airline consultant from that time until he joined the Company.

         Mark W. Fischer, age 39, has served as the Vice President-Customer Services of ASA since November 1997. From 1992 until joining ASA, Mr. Fischer served as the Vice President-Customer Service for Piedmont Airlines, Inc., and from 1987 until 1992, he served as Vice President-Customer Services for Midway Airlines, Inc. Mr. Fischer previously held a number of positions with Fischer Bros. Aviation, Inc. from 1987 until 1992.

         John P. McBryan, age 49, who has served as Vice President-Technical Services of ASA since December 1997, has 27 years of experience in the aviation industry. He was Vice President-Maintenance for Air Wisconsin, Inc. from 1988 until 1992, and served as Director of Maintenance for Allegheny Airlines, Inc. from 1992 until 1993. Mr. McBryan served as Vice President-Operations of Dyn-Air Tech, an aircraft repair station, from 1993 until 1994, and as Manager of Industrial Engineering of The Dee Howard Company, another repair station, from 1994 through 1996. Prior to joining ASA, he was the Director-Programs and Planning for Miami Air International.

         Tilden M. Shanahan, age 65, has been ASA's Vice President-Flight Operations since 1985. From 1984 to 1985, Mr. Shanahan served as Vice President of Flight Operations for Jet Express, Inc., a charter airline. From 1960 to 1984, Mr. Shanahan served as a pilot, check pilot and Vice President of Flying for Republic Airlines, Inc., a major airline.

         Renee H. Skinner, age 41, is ASA Holdings' and ASA's Assistant Vice President-Controller. She has held these positions with ASA since 1994 and with ASA Holdings since the Reorganization was effective. Ms. Skinner served as ASA's Manager of Accounting from 1986 through 1994.

         Samuel J. Watts, age 50, who has served as Vice President-Sales and Corporate Communications of ASA since July 1997, has been employed by ASA in customer service positions since 1983. From 1985 to 1994, he was ASA's Vice President-Customer Services. In 1994, he was elected as ASA's Vice President-Sales and Customer Services. Mr. Watts was employed by Southeastern Airlines, a regional airline, from 1982 to 1983 as its Vice President-Marketing. From 1972 to 1982, Mr. Watts worked for Eastern Airlines, Inc., a major airline, in various line and staff positions.

ITEM 2.           PROPERTIES

         ASA has entered into agreements with other air carriers to provide ground handling services (either directly or through outside vendors) to ASA in 27 of the cities it serves. In addition, ASA performs ground handling services for other air carriers at eight airports. ASA maintains ticketing, gate and baggage claim facilities at each of the other airports it serves pursuant to direct leases or use agreements with local airport authorities or other carriers. ASA leases its apron, gate, ticketing and baggage claim facilities at the Dallas/Fort Worth hub from Delta pursuant to a Ground Service Agreement. At 18 airports, ASA operates under month-to-month use agreements. ASA is currently negotiating eight other leases that have expired. ASA is operating month to month at these airports. The leases or use agreements at the remaining airports have remaining terms generally ranging from one month to 13 years.

         Substantially all the maintenance and repairs on ASA's aircraft operating from the Atlanta hub (except for major engine, propeller and component overhauls as well as major airframe checks) are performed at ASA's 79,000 square foot hangar and maintenance facility in Macon, Georgia. ASA leases the hangar facilities pursuant to a 30-year lease with renewal options until the year 2028.

         ASA also maintains a limited inventory of spare parts and has maintenance personnel at the Atlanta hub in a facility located near ASA's ramp and gate space that is leased from the City of Atlanta.

         ASA leases a maintenance facility in Texarkana, Arkansas. Substantially all the maintenance and repairs on ASA's aircraft operating from the Dallas/Fort Worth hub are performed at this facility (except for major engine, propeller and component overhauls as well as major airframe checks). In addition, ASA maintains a limited inventory of spare parts and has maintenance personnel at the Dallas/Fort Worth hub.

         During 1996, ASA relocated all of its operations to 15 gates on Concourse C North at the Atlanta hub. The relocation has significantly enhanced the convenience of connections between flights operated by ASA and Delta in Atlanta.

         ASA Holdings and ASA maintain their principal offices and ASA's training center in approximately 45,000 square feet of office space at 100 Hartsfield Centre Parkway, Suite 800, Atlanta, Georgia, under a lease expiring in 1999.

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

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of ASA Holdings during the fourth quarter of the fiscal year covered by this Report.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Information required by this item is set forth under the heading "COMMON STOCK PRICE RANGES AND DIVIDENDS" in the Company's 1997 Annual Report to Shareholders (the "1997 ANNUAL REPORT") and is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA

         Information required by this item is set forth under the heading "SELECTED CONSOLIDATED FINANCIAL AND STATISTICAL DATA" in the Company's 1997 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this item is set forth under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the Company's 1997 Annual Report and is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item is set forth under the headings "CONSOLIDATED BALANCE SHEETS," "CONSOLIDATED STATEMENTS OF INCOME," "CONSOLIDATED STATEMENTS OF CASH FLOWS," "CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY," "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," "REPORT OF INDEPENDENT AUDITORS" and "QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)" in the Company's 1997 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No change in or disagreements with the Company's accountants took place during the Company's fiscal years ended December 31, 1997 and 1996, or during the subsequent interim period through March 3, 1998.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the data under the heading "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in connection with the solicitation of proxies for ASA Holdings' 1998 annual meeting of shareholders (hereinafter, the "1998 Proxy Statement") to be filed with the Securities and Exchange Commission (the "Commission").

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the data under the heading "EXECUTIVE COMPENSATION" in the 1998 Proxy Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the data under the heading "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF--SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" in the 1998 Proxy Statement.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the data under the heading "ELECTION OF DIRECTORS--COMPENSATION COMMITTEE INTERLOCKS AND ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION DECISIONS" in the 1998 Proxy Statement.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(a)      Documents filed as part of this Report:

         l. The following financial statements of the Registrant required by this Item are included in the Registrant's 1997 Annual Report and are incorporated by reference in Item 8 hereof:

         Consolidated Balance Sheets as of December 31, 1997 and 1996;

         Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995;

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995;

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995; and

         Notes to Consolidated Financial Statements.

         2. The following financial statement schedules of the Registrant required by this Item are included as pages 26 through 29 of this Report on Form 10-K:

         Schedule I - Condensed Financial Information of Registrant
         Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3. The exhibits required by this Item are listed on the Exhibit Index on pages (i) through (ix) of this Report and are filed herewith or incorporated by reference as indicated. The management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report pursuant to Item 14(c) are identified in the Exhibit Index.

(b) ASA filed no current reports on Form 8-K during the fourth quarter of 1997.

                                   SCHEDULE I


                               ASA HOLDINGS, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                              December 31,
                                                          1997            1996
                                                          ----            ----
ASSETS
Current Assets
 Cash and cash equivalents                              $  1,093        $     --
 Receivables from affiliates                               5,542           2,807
 Accounts receivable                                           8              --
                                                        --------        --------
                                                           6,643           2,807

Investment in Subsidiaries                               295,851         260,217
Other Assets                                               1,274           1,214
                                                        --------        --------

TOTAL ASSETS                                            $303,768         264,238
                                                        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable                                       $  2,172        $     --
 Accrued compensation and related expenses                 3,433           2,364
 Other accrued expenses                                      242             100
                                                        --------        --------
                                                           5,847           2,464

Non-Current Liabilities                                    1,996           1,558

Shareholders' Equity
 Common stock                                              2,973           2,999
 Retained earnings                                       292,952         257,217
                                                        --------        --------
                                                         295,925         260,216

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $303,768        $264,238
                                                        ========        ========

See accompanying note.

                               ASA HOLDINGS, INC.
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)


Years Ended December 31,                                    1997           1996
                                                            ----           ----
Cost Sharing Revenues                                     $  1,404       $      0
                                                          --------       --------

Total Revenues                                               1,404              0

Operating Expenses
   General and administrative                                1,319              0
   Depreciation and amortization                               122              0
                                                          --------       --------

Total Operating Expenses                                     1,441              0

Net Operating Income                                           (37)             0
                                                          --------       --------

Non Operating Income                                           (37)             0

Income before Income Taxes                                       0              0
                                                          --------       --------

Income Taxes                                                     0              0
                                                          --------       --------

Net Income before Equity in Earnings of Subsidiaries             0              0

Net Income of Subsidiaries                                  54,512         56,613
                                                          --------       --------

Net Income                                                $ 54,512       $ 56,613
                                                          ========       ========

                               ASA HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


Years Ended December 31,                                  1997           1996
                                                          ----           ----
OPERATING ACTIVITIES:
Net Income of Subsidiaries                              $ 54,512       $ 56,613
Adjustment to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Undistributed earnings of subsidiaries              (35,616)       (56,613)
     Other                                                    30
Changes in Operating Assets and Liabilities:
     Receivables                                          (2,743)
     Other assets                                            (60)
     Accounts payable                                      2,172
     Accrued compensation and related expenses             2,880
     Other liabilities                                       648
                                                        --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 21,823              0

FINANCING ACTIVITIES
Dividends Paid                                           (11,970)
Proceeds from Exercise of Stock Options                    5,480
Purchase of Common Stock                                 (14,240)
                                                        --------       --------
NET CASH USED IN FINANCING ACTIVITIES                    (20,730)             0

INCREASE IN CASH AND CASH EQUIVALENTS                      1,093              0
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 0              0
                                                        --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                $  1,093       $      0
                                                        ========       ========



Note to Condensed Financial Statements

Note A -- Basis of Presentation

ASA Holdings, Inc., the parent company, was formed pursuant to a corporate reorganization which was effective December 31, 1996. ASA Holdings, Inc. holds all of the outstanding shares of Atlantic Southeast Airlines, Inc. and ASA Investments, Inc. The Company's investment in these subsidiaries is stated using the equity method of accounting. ASA Holdings, Inc. received dividends from ASA Investments, Inc. in the amount of $18.9 million during 1997.

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                December 31, 1997


----------------------------------------------------------------------------------------------------------------------

              Col. A                     Col. B                 Col. C                  Col. D                Col. E
                                                              Additions
                                                              ---------
                                       Balance at      Charged to      Charged to                           Balance at
                                      beginning of      cost and     other accounts    Deductions             end of
Description                              period         expenses       (describe)      (describe)             period
Year ended December 31, 1995
Reserves and allowances deducted
   from asset accounts:
Allowance for doubtful accounts       $   280,569      $    20,000                    $   (34,226)(A)      $   266,343
Allowance for obsolescence of
   expendable parts                     3,504,113          546,339                         (1,680)(B)        4,048,772
                                      -----------      -----------       -------      -----------          -----------
                                      $ 3,784,682      $   566,339       $     0      $   (35,906)         $ 4,315,115

Year ended December 31, 1996
Reserves and allowances deducted
   from asset accounts:
Allowance for doubtful accounts       $   266,343      $   (25,000)                   $   (36,996)(A)          204,347
Allowance for obsolescence of
   expendable parts                     4,048,772          567,788                       (413,818)(B)        4,202,742
                                      -----------      -----------       -------      -----------          -----------
                                      $ 4,315,115      $   542,788       $     0      $  (450,814)         $ 4,407,089

Year ended December 31, 1997
Reserves and allowances deducted
   from asset accounts:
Allowance for doubtful accounts       $   204,347      $   120,000                    $   (29,358)         $   294,989
Allowance for obsolescence of
   expendable parts                     4,202,742          737,208                                           4,939,950
                                      -----------      -----------       -------      -----------          -----------

                                      $ 4,407,089      $   857,208       $     0      $   (29,358)         $ 5,234,939
                                      ===========      ===========       =======      ===========          ===========


(A) Uncollectible Accounts charged off during the period.
(B) Obsolete parts charged off during the period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ASA HOLDINGS, INC.



                                By: /s/ George F. Pickett
                                    --------------------------------------------
                                    George F. Pickett
                                    Chairman of the Board and Chief Executive
                                    Officer (Principal Executive Officer)

                                    Date: March 27, 1998

         We, the undersigned officers and directors of ASA Holdings, Inc., hereby severally constitute George F. Pickett and John W. Beiser and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this report, and generally do all such things in our name and behalf in such capacities to enable ASA Holdings, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such amendments.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ George F. Pickett                                 March 27, 1998
--------------------------------------------
George F. Pickett, Chairman of the Board and
Chief Executive Officer (Principal Executive
Officer) and Director

/s/ John W. Beiser                                    March 27, 1998
--------------------------------------------
John W. Beiser, President, Secretary and
Director

/s/ Ronald V. Sapp                                    March 27, 1998
--------------------------------------------
Ronald V. Sapp, Senior Vice President-
Finance (Principal Financial and Accounting
Officer)

/s/ Jean A. Mori                                      March 27, 1998
--------------------------------------------
Jean A. Mori, Director

/s/ Parker H. Petit                                   March 27, 1998
--------------------------------------------
Parker H. Petit, Director

/s/ Ralph W. Voorhees                                 March 27, 1998
--------------------------------------------
Ralph W. Voorhess, Director

/s/ Alan M. Voorhees                                  March 27, 1998
--------------------------------------------
Alan M. Voorhees, Director

                                  EXHIBIT INDEX

Exhibit Number and Description

3(a) Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-4 [Registration No. 333-13071], as amended [the "REORGANIZATION REGISTRATION STATEMENT"].)

3(b) Bylaws of the Registrant. (Incorporated by reference to Exhibit 3(b) to the Reorganization Registration Statement.)

10(a) Stock Agreement dated as of March 17, 1997, between ASA Holdings, ASA, Delta and Delta Holdings. (Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, file number 0-29558, filed with the Commission on March 31, 1997.)

10(b) Delta Connection Agreement dated July 1, 1986, between ASA and Delta. (Incorporated by reference to Exhibit 10(a) to Amendment No. 1 to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-29558, filed with the Commission on November 26, 1997.) Letter Agreement dated February 19, 1987 from Delta and agreed to and accepted by ASA. (Incorporated by reference to Exhibit 10(b) to Amendment No. 1 to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-29558, filed with the Commission on November 26, 1997.) Amendment to the Delta Connection Agreement dated December 17, 1987, between Delta and ASA. (Incorporated by reference to Exhibit 10(c) to Amendment No. 1 to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-29558, filed with the Commission on November 26, 1997.) Amendment to the Delta Connection Agreement effective July 1, 1988, between Delta and ASA. (Incorporated by reference to Exhibit 10(d) to Amendment No. 1 to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-29558, filed with the Commission on November 26, 1997.) Amendment to the Delta Connection Agreement dated March 4, 1992, between Delta and ASA. (Incorporated by reference to Exhibit 10(e) to Amendment No. 1 to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-29558, filed with the Commission on November 26, 1997.) Amendment to the Connection Carrier Agreement dated as of August 1, 1994, between Delta and ASA. (Incorporated by reference to Exhibit 10(f) to Amendment No. 1 to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-29558, filed with the Commission on November 26, 1997.) Confidential treatment has been applied for with respect to certain provisions in these exhibits.

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

10(h) Credit Agreement dated June 15, 1990 between ASA and Bank of America National Trust and Savings Association ("BANK OF AMERICA"). (Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, file number 0-29558, filed with the Commission on March 31, 1997.) First Amendment dated September 13, 1996 (Incorporated by reference to
         Exhibit 10(j) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the First Amendment.

10(i) Credit Agreement dated December 1, 1990 between ASA and Wachovia Bank of Georgia, N.A. ("WACHOVIA"). (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, file number 0-29558, filed with the Commission on March 31, 1997.) Amendatory Agreement dated July 6, 1993. Second Amendment dated September 13, 1996. (Incorporated by reference to
         Exhibit 10(l) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the Second Amendment.

10(j) Credit Agreement dated February 25, 1991 between ASA and Bank of America. (Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, file number 0-29558, filed with the Commission on March 31, 1997.) First Amendment dated September 13, 1996. (Incorporated by reference to
         Exhibit 10(n) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the First Amendment.

10(k) Credit Agreement dated April 19, 1991 between ASA and Wachovia. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, file number 0-29558, filed with the Commission on March 31, 1997.) First Amendment dated September 13, 1996. (Incorporated by reference to Exhibit 10(p) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the First Amendment.

10(l) Credit Agreement dated June 1, 1992, among ASA, Wachovia, in both its capacities as Lender and Agent, and the Bank of Tokyo - Mitsubishi, LTD., Atlanta Agency f/k/a The Bank of Tokyo, Ltd., Atlanta Agency. (Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, file number 0-29558, filed with the Commission on March 31, 1997.) First Amendment dated September 13, 1996. (Incorporated by reference to
         Exhibit 10(r) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the First Amendment.

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

10(o) Purchase Agreement Assignment [N630AS] dated June 22, 1995; Purchase Agreement Assignment [N631AS] dated June 22, 1995; Purchase Agreement Assignment [N632AS] dated June 22, 1995; Purchase Agreement Assignment [N633AS] dated June 22, 1995; Purchase Agreement Assignment [N634AS] dated June 22, 1995; Purchase Agreement Assignment [N635AS] dated June 22, 1995; Purchase Agreement Assignment [N636AS] dated June 22, 1995; and Purchase Agreement Assignment [N637AS] dated June 22, 1995, all between the Company and First Security Bank of Utah, N.A. (Incorporated by reference to Exhibit 10(c) to ASA's Quarterly Report on

         Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995.)

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

10(t) Collateral Assignment of Purchase Agreement with Trust Company Bank dated as of April 20, 1994 with respect to ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993. Incorporated by reference to Exhibit 10(b) to ASA's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, file number 0-11097, filed with the Commission on May 13, 1994.)

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

10(ag) 1990 Stock Appreciation Rights Plan of Atlantic Southeast Airlines, Inc. (Incorporated by reference to Exhibit 19(a) to ASA's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990.)*

10(ah) Atlantic Southeast Airlines, Inc. Executive Deferred Compensation (Retirement) Plan dated May 15, 1990. (Incorporated by reference to
         Exhibit 19(b) to ASA's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990.) First Amendment to Executive Deferred Compensation (Retirement) Plan dated December 31, 1992. (Incorporated by reference to Exhibit 10(s) to ASA's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1993.)*

10(ai)   Founding Officer Agreement dated June 27, 1990, between ASA and George
         F. Pickett. (Incorporated by reference to Exhibit 19(c) to ASA's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990.)*

10(aj) Founding Officer Agreement dated June 27, 1990, between ASA and John W. Beiser. (Incorporated by reference to Exhibit 19(d) to ASA's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990.)*

10(ak) Atlantic Southeast Airlines, Inc. Supplemental Executive Retirement Plan effective May 24, 1995. (Incorporated by reference to Exhibit 10(a) to ASA's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995.)*

10(al) Bombardier Purchase Agreement No. P.A.-0372 and related Letter Agreements. (Incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997, file number 0-29558, filed with the Commission on August 14, 1997.) Confidential treatment has been applied for with respect to certain provisions in these exhibits.

10(am) ASA Holdings, Inc. 1997 Nonqualified Stock Option Plan (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on
         Schedule 14A, file number 0-29558, filed with the Commission on May 17, 1997.)*

13 Those sections of the 1997 Annual Report to Shareholders of ASA Holdings, Inc. which are incorporated by reference in Items 5, 6, 7 and 8 of the Annual Report on Form 10-K.

21       Subsidiaries of the Registrant.

23       Consent of Independent Auditors.

24       Power of Attorney (Included on the signature page of this Form 10-K.)

27(a)    Financial Data Schedule for the year ended December 31,1997.

27(b)    Financial Data Schedule for the years ended December 31, 1996 and 1995.

99 Information required by Form 11-K with respect to the Atlantic Southeast Airlines, Inc. Investment Savings Plan will be filed as an amendment to this Form 10-K within 180 days after the end of the fiscal year of the plan as permitted by Rule 15d-21 under the Securities Exchange Act of 1934.

         * The referenced exhibit is a compensatory contract, plan or arrangement.