Form 10-Q
period 1998-03-31
ASA HOLDINGS INC
filed 1998-05-14
CIK 1023944

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998


                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                         Commission File Number 0-29558


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

                                 (404) 766-1400
                                 --------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes   X     No
                                      -----       -----

As of May 5, 1998 there were 29,864,477 shares of common stock outstanding.

                               ASA HOLDINGS, INC.
                                      INDEX

                                                                                   Page No.
Part I-Financial Information

      Item 1. Condensed Consolidated Financial Statements
         Balance Sheets- March 31, 1998 and December 31, 1997
            Assets                                                                      3
            Liabilities and Shareholders' Equity                                        4

         Statements of Income- Three months ended
            March 31, 1998 and March 31, 1997                                           5

         Statements of Cash Flows- Three months ended
            March 31, 1998 and March 31, 1997                                           6

         Notes to Condensed Consolidated Financial Statements                           7

      Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                     8

Part II-Other Information

      Item 6. Exhibits and Reports on Form 8-K                                         13

Signatures                                                                             14

Exhibits
      27       Financial Data Schedule (for SEC use only)                              15

Part I - Financial Information
     Item 1. Condensed Consolidated Financial Statements

                                                      ASA HOLDINGS, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (In Thousands of Dollars)

                                                      March 31,                  December 31,
                                                        1998                         1997
                                                     -----------                 -----------
                                                     (unaudited)                  (audited)
Assets
Current Assets
   Cash and cash equivalents                          $141,154                      $112,393
   Marketable securities                                60,090                        71,487
   Accounts receivable                                  11,961                         6,663
   Expendable parts                                      6,907                         6,544
   Other current assets                                  7,619                         3,683
                                                      --------                      --------
                                                       227,731                       200,770

Property and Equipment
   Flight equipment                                    470,559                       468,667
   Other property and equipment                         17,054                        16,766
   Advance payments on property and equipment           27,194                        26,167
                                                      --------                      --------

                                                       514,807                       511,600
   Less accumulated depreciation and amortization      237,940                       231,045
                                                      --------                      --------
                                                       276,867                       280,555

Other Assets
   Investments                                               -                        11,777
   Other assets                                         12,648                        12,858
                                                      --------                      --------
                                                        12,648                        24,635
                                                      --------                      --------

Total Assets                                          $517,246                      $505,960
                                                      ========                      ========

See notes to condensed consolidated financial statements.

                                                    ASA HOLDINGS, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (In Thousands of Dollars)

                                                                     March 31,         December 31,
                                                                       1998                1997
                                                                   -----------         ------------
                                                                   (unaudited)           (audited)
Liabilities and Shareholders' Equity
Current Liabilities
   Current portion of long-term debt                                 $ 21,114            $ 21,852
   Accounts payable                                                    25,225              25,411
   Air traffic liability                                                1,545               2,408
   Accrued compensation and related expenses                           10,252              11,148
   Accrued interest payable                                             1,750               1,058
   Other accrued expenses                                               3,452               2,520
   Income taxes payable                                                10,046               6,395
                                                                     --------            --------
                                                                       73,384              70,792

Long-Term Debt                                                         69,210              72,792

Other Non-Current Liabilities                                           2,329               2,232

Deferred Income Taxes                                                  64,214              64,219

Shareholders' Equity
   Common stock, $.10 par value; authorized 150,000,000 shares;
    issued - 29,822,877 and 29,730,877 shares, respectively             2,982               2,973
   Retained earnings                                                  305,122             292,937
   Unrealized holding gain on investments                                   5                  15
                                                                     --------            --------
                                                                      308,109             295,925
                                                                     --------            --------


Total Liabilities and Shareholders' Equity                           $517,246            $505,960
                                                                     ========            ========


See notes to condensed consolidated financial statements

                                             ASA HOLDINGS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars Except Per Share Amounts)
                                               (Unaudited)

                                                                     For The Three Months Ended
                                                                               March 31,
                                                                  -------------------------------
                                                                      1998                 1997
Operating Revenues:
   Passenger                                                      $    91,558         $    87,731
   Other                                                                2,190               1,884
                                                                  -----------         -----------
Total Operating Revenues                                               93,748              89,615

Operating Expenses:
   Flying operations                                                   21,123              21,524
   Maintenance                                                         16,294              18,544
   Passenger service                                                    4,838               4,421
   Aircraft and traffic servicing                                      12,599              11,094
   Reservation, commission and other                                    7,527               8,517
   General and administrative                                           4,811               2,586
   Depreciation, amortization and obsolescence                          6,701               6,983
   Other                                                                  496                 196
                                                                  -----------         -----------
Total Operating Expenses                                               74,389              73,865

Income from Operations                                                 19,359              15,750

Non-Operating (Income) Expenses:
   Interest income                                                     (2,738)             (2,513)
   Interest expense                                                       698               1,244
   Other                                                                   (8)                 (9)
                                                                  -----------         -----------
                                                                       (2,048)             (1,278)

Income before Income Taxes                                             21,407              17,028

Income Taxes
   Current                                                              8,081               6,279
   Deferred                                                                 -                  17
                                                                  -----------         -----------
                                                                        8,081               6,296
                                                                  -----------         -----------


Net Income                                                        $    13,326         $    10,732
                                                                  ===========         ===========

Earnings per Common Share                                         $      0.45         $      0.36

Weighted Average Common Shares Outstanding                         29,839,178          29,970,873

Earnings per Common Share - Diluted                               $      0.44         $      0.36

Weighted Average Common Shares and Share Equivalents
Outstanding                                                        30,022,585          30,030,885

Cash Dividends per Share                                          $      0.11         $      0.10


See notes to condensed consolidated financial statements.

                                                ASA HOLDINGS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In Thousands of Dollars)
                                                   (Unaudited)

                                                                      For The Three Months Ended
                                                                              March 31,
                                                                     ----------------------------
                                                                       1998                1997
OPERATING ACTIVITIES
Net Income                                                           $ 13,326            $ 10,732
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
   Depreciation                                                         6,457               6,714
   Amortization and provision for obsolescence                            244                 269
   Amortization of engine overhauls                                     1,774               1,849
   Deferred income taxes                                                   (5)                 62
   Other                                                                2,550                 136
Changes in Operating Assets and Liabilities:
   Receivables                                                         (5,329)             (2,003)
   Expendable parts                                                      (462)              1,129
   Other assets                                                        (3,896)               (284)
   Accrued compensation and related expenses                             (799)             (1,251)
   Accrued interest payable                                               692                 701
   Other liabilities                                                     (117)             (2,384)
   Income taxes payable                                                 3,651               5,274
                                                                     --------            --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              18,086              20,944

INVESTING ACTIVITIES
Purchase of Marketable Securities                                     (49,687)            (31,371)
Proceeds from Sale of Marketable Securities                            61,096              44,012
Decrease in Investments                                                11,777                   -
Purchases of Property and Equipment including
   Advance Payments                                                    (4,827)             (1,081)
Other                                                                     341                 (29)
                                                                     --------            --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                              18,700              11,531

FINANCING ACTIVITIES
Principal Payments on Long-Term Debt                                   (4,320)             (5,828)
Dividends Paid                                                         (3,295)             (2,998)
Purchase of Common Stock                                               (4,781)             (2,759)
Proceeds from Exercise of Stock Options                                 4,371                   -
                                                                     --------            --------
NET CASH USED IN FINANCING ACTIVITIES                                  (8,025)            (11,585)

INCREASE IN CASH AND CASH EQUIVALENTS                                  28,761              20,890
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      112,393             137,469
                                                                     --------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $141,154            $158,359
                                                                     ========            ========

See notes to condensed consolidated financial statements.

                               ASA HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998 and results of operations for the three-month periods ended March 31, 1998 and 1997 and cash flows for the three-month periods ended March 31, 1998 and 1997. The accounting adjustments contained in the financial statements are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 1997 Annual Report on Form 10-K filed by the Company with the SEC under the Securities Exchange Act of 1934 on March 30, 1998.

2. Results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year.

3. Earnings per share - Diluted are based on the weighted average number of common and common equivalent shares outstanding. The calculations are as follows:

                                                              For the Three Months Ended March 31,
                                                                  1998                      1997
                                                                  ----                      ----
         Numerator:
               Net Income                                     $13,326,160               $10,732,482

           Denominator:
               For Earnings per Common Share:
                 Weighted Average Common
                  Shares Outstanding                           29,839,178                29,970,873

               Effect of Dilutive Securities:
                  Stock Options/SARs                              183,407                    60,012

               For Earnings per Common Share- Diluted:
                 Weighted Average Common Shares and
                  Share Equivalents Outstanding                30,022,585                30,030,885

               Earnings per Common Share                            $0.45                     $0.36

               Earnings per Common Share - Diluted                  $0.44                     $0.36


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

This Form 10-Q, including Management's Discussion and Analysis which follows, contains forward-looking statements in addition to historical information, including but not limited to statements regarding the Company's current views with respect to future events, trends, market conditions and financial performance. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or anticipated events, trends or results. These factors include, but are not limited to, material changes in the Company's relationship with Delta Air Lines, Inc. (Delta); the cost and supply of aviation fuel; the acquisition and phase-in of new aircraft; competitive pressures on pricing; changes in regulations affecting the Company; seasonal factors and general economic conditions affecting demand for air transportation; and labor relations, particularly the outcome of ongoing contract negotiations with the pilots' union. These and other factors affecting the Company's future performance are further detailed in publicly available reports filed from time to time by the Company with the Securities and Exchange Commission, such as the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         ASA Holdings, Inc. (ASA Holdings) is a holding company the principal assets of which are the shares of its wholly owned subsidiaries Atlantic Southeast Airlines, Inc. (ASA) and ASA Investments, Inc. (ASA Investments). All references to the Company contained in this section refer collectively to ASA Holdings and its subsidiaries, ASA and ASA Investments. ASA Holdings considers the airline business of ASA to be its only industry segment. All significant intercompany transactions have been eliminated.

Liquidity and Capital Resources

         Working capital increased to $154.3 million with a current ratio of 3.1 at March 31, 1998 compared with working capital of $130.0 million and a current ratio of 2.8 at December 31, 1997. Cash, cash equivalents and investments in marketable securities increased by $17.4 million primarily due to $18.1 million in cash from operations, $4.4 million from the exercise of stock options and an $11.8 million reclassification of long-term investments to short-term, offset by a $4.8 million investment in property and equipment, a $4.3 million decrease in long-term debt, $3.3 million of dividends paid and $4.8 million of common stock repurchases.

          The Company has an unsecured line of credit totaling $8 million with one of its banks. As of March 31, 1998, $.7 million of this line was committed to support a letter of credit. The remainder is available for general working capital purposes on an as needed basis. As of March 31, 1998, there were no outstanding amounts against the line of credit.

          On April 21, 1997, ASA announced that it had executed an acquisition agreement with Bombardier, Inc. for 30 Canadair Regional Jet aircraft (CRJ) with options for an additional 60 CRJ aircraft. The CRJ is a 50-passenger jet with four-abreast seating that will be used to promote growth in new markets as well as replace some turboprop equipment on existing routes. The value of the 30 aircraft, including spare parts and spare engines, will be approximately $600 million. Delivery of these aircraft began in August 1997, and ASA had acquired a total of eight CRJ aircraft as of March 31, 1998 through operating leases with
16.5 year terms. ASA obtained a commitment from the Export Development Corporation (EDC) of Canada to provide financing to ASA for up to approximately 85% of the purchase price of each of the CRJs. This facility, which ASA is not obligated to use for its acquisition of all or any of the CRJs, is available on an aircraft by aircraft basis in the form of either direct loans or leases, with interest payable at various interest rate options determined by reference to either U.S. treasury rates or LIBOR, and on various repayment terms. ASA has arranged to acquire its next two CRJs under operating lease arrangements. Thereafter, future deliveries of the remaining 20 CRJs are anticipated to be at an approximate rate of one aircraft per month and the financing arrangements have not yet been determined. ASA may finance the CRJs as well as other anticipated expenditures through a combination of existing cash reserves, internally generated funds and lease and debt financing. Given the nature of the considerations relevant to the determination of the most advantageous form of financing at a given time, the Company cannot predict with any certainty the anticipated amount of funds which may be provided from such possible financing sources.

         The Company's percentage of long-term debt to equity decreased to 22% at March 31, 1998 compared with 25% at December 31, 1997. Long-term debt decreased to $69.2 million from $72.8 million at the end of 1997.

         Shareholders' equity per share increased to $10.33 at March 31, 1998 from $9.95 at the end of 1997. Net worth increased $12.2 million primarily due to $13.3 million of net income during the first three months of 1998 and $6.9 million from the exercise of stock options, offset by dividends paid of $3.3 million and common stock repurchases of $4.8 million. In February 1998, ASA Holdings announced that its Board of Directors authorized the repurchase of up to an additional $50.0 million of its common stock on the open market during the following twelve month period. The repurchased shares will be held as treasury stock and used for general corporate purposes or will be canceled.

         For the first quarter of 1998, the Board of Directors declared a quarterly cash dividend of 11 cents per share compared with 10 cents per share for the first quarter of 1997.

         During 1987, the Air Line Pilots Association (ALPA) was certified to represent the Company's pilots for collective bargaining purposes. Since that time, the Company and ALPA have executed two successive collective bargaining agreements. The latest agreement became amendable on October 29, 1995, and ASA and ALPA entered into negotiations for a new collective bargaining agreement. In 1996, ASA and ALPA entered federal mediation with respect to those negotiations which continued throughout 1997. In January 1998, ASA and ALPA reached a tentative agreement on a new 54-month collective bargaining agreement, pending ratification of the agreement by the pilots. In March 1998, the members of ALPA voted to reject the tentative accord, and management expects negotiations with ALPA to continue under the auspices of the National Mediation Board. The existing collective bargaining agreement between ASA and ALPA will remain in effect until a new agreement is reached and ratified or until the procedures of the Railway Labor Act (RLA), which governs labor relations of air carriers and employees in the airline industry, are exhausted. There can be no assurance that ASA will be able to settle contract negotiations without wage increases, work rule changes or other provisions that could have a material adverse effect on the Company's operations or financial performance. In addition, any cessation or disruption of operations due to any strike or work action could have a material adverse effect on the Company and its financial performance.

         The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 conversions to be completed on a timely basis. The Company is not aware of any Year 2000 issues that would materially adversely affect operations or results thereof and does not expect implementation to have a material impact on the financial statements. However, there can be no assurance that the systems of third parties upon which the Company's business relies will be Year 2000 compliant on a timely basis. The failure of the Company's computer systems or applications or those operated by such third parties could have a material adverse effect on the Company's business, results of operations and financial condition.

         Based on information currently available to it, the Company believes that available resources will be sufficient to meet its existing expenditure commitments (including current maturities of long-term debt and aircraft lease payments) as well as its anticipated capital expenditures and other working capital requirements for the foreseeable future. As previously indicated, financial resources anticipated to be available to the Company for such purposes include existing cash reserves, internally generated funds, amounts available under the existing line of credit, and short and long-term financing arrangements that the Company believes are available to it.

New Accounting Standards

         The FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in June 1997. Statement No. 130 establishes standards for reporting and displaying comprehensive income, as defined, and its components in financial statements issued for fiscal years beginning after December 15, 1997. Management believes that the adoption of

Statement No. 130 will not have a material impact on the financial statements.

Results of Operations
For the three months ended March 31, 1998 and 1997

         The Company had record passenger traffic, operating revenues and net income for the first quarter of 1998. Net income for the first quarter increased by 24% to $13.3 million compared with $10.7 million for the same period in 1997. Diluted earnings per common share for the first quarter of 1998 increased to $.44 compared with $.36 for the first quarter of 1997.

         Total revenues in the first quarter of 1998 were $93.7 million compared with $89.6 million for the first quarter of 1997. Factors for the first quarters of 1998 and 1997 which affect passenger revenue are detailed below:

                                                 Quarter Ended March 31,
                                            1998                       1997
                                            ----                       ----
Revenue Passenger Miles (000,000)           221.2                      203.8
Passengers (000)                            869.2                      836.4
Load Factor                                  52.3%                      47.0%
Average Passenger Yield                      41.4(cent)                 43.0(cent)
Average Trip Length                         254.5                      243.6


         Passenger revenue increased primarily due to higher traffic, offset by a lower yield per revenue passenger mile, which was primarily caused by the reimposition of the federal ad valorem ticket tax in March 1997. The Company was not able to completely pass these charges on to its customers due to price competition in various markets. Both revenue passenger miles (RPMs) and load factor were higher in the first quarter of 1998 compared with the same period of 1997 due to the increased passenger traffic.

          Operating expenses remained relatively constant at $74.4 million for the quarter ended March 31, 1998 compared with $73.9 million for the same period of 1997.

          The following table compares components of operating cost per available seat mile (ASM) and operating expense as a percentage of total operating expense for the three month periods ended March 31, 1998 and 1997:

                                         Cost per ASM                  % Operating Cost
                                         Quarter Ended                   Quarter Ended
                                           March 31,                        March 31,
                                         --------------------------------------------
                                    1998             1997              1998           1997
                                    --------------------------------------------------------
Labor and related                    4.7(cent)        4.2(cent)         27%            24%
Fuel                                 1.6              2.0                9             12
Direct maintenance                   2.9              3.4               16             20
Passenger related                    1.6              1.8                9             11
Depreciation and aircraft rent       2.8              2.5               16             15
Other                                4.0              3.2               23             18
                                    ------------------------------------------------------
Total operating expense             17.6(cent)       17.1(cent)        100%           100%


         Labor and related costs increased 9% to $19.8 million for the first quarter of 1998 compared with $18.1 million for the same period in 1997. The average number of employees grew 2% from 2,458 to 2,499 as of March 31, 1998. A credit to expense of $.5 million for Stock Appreciation Rights (SARs) was recorded during the first quarter of 1997 due to a 5% decrease in the Company's stock price. On May 21, 1997, the Company's shareholders approved the cancellation of all outstanding SARs and the adoption of a Non-Qualified Stock Option Plan (Option Plan). The Company does not intend to incur any additional SARs expense in the future. Labor and related costs for the first quarters of 1998 and 1997 without the SARs credit adjustment in 1997 would have been $19.8 million and $18.7 million, respectively. The increase for 1998 is due primarily to more employees and higher salaries.

         Fuel expense decreased to 1.6 cents per ASM for the first quarter of 1998, compared with 2.0 cents for the quarter ended March 31, 1997. Fuel expense decreased $1.7 million spread over a 2% decrease in capacity (the number of ASMs). The average price per gallon, including taxes and into plane fees, decreased 19% to 64.9 cents from 80.4 cents, due primarily to lower crude oil prices.

         Direct maintenance expense, excluding labor and related costs, decreased 16% to $12.2 million for the quarter ended March 31, 1998. The lower expense was due primarily to the timing of maintenance inspections and overhauls of time controlled components. In mid-1997, ASA elected to exercise its option for the early return of all of its BAe 146 aircraft to their lessor during the fourth quarter of 1997 and first quarter of 1998. As a result, the first quarter of 1998 included less maintenance expense for the BAe 146 aircraft. The new CRJ aircraft, which was first added to ASA's fleet during the second half of 1997, is expected to be used over longer routes, which should create a higher capacity over which maintenance costs can be distributed.

         Passenger related expenses, which include a majority of the expenses under the caption "Reservation, commission and other" on the Company's Consolidated Statements of Income, were $6.7 million for the first quarter of 1998 compared with $8.0 million for the first quarter of 1997. This decrease was primarily attributable to lower rates for travel agency commissions.

         Depreciation and aircraft rent increased to $11.8 million for the first quarter of 1998 compared with $11.0 million for the first quarter of 1997. This increase was due primarily to higher aircraft rental incurred as a result of the acquisition of five new CRJs during the last half of 1997 and an additional three CRJs during the first quarter of 1998, offset by a reduction in rent expense on the BAe 146 aircraft which were returned to their lessor.

         Other expenses increased to $17.0 million for the first three months of 1998 compared with $13.6 million for the same period last year. The increase in 1998 was primarily attributable to higher station rental and interrupted trip expenses, and costs associated with the negotiations related to the pilot contract.

         Interest expense decreased by 44% to $.7 million for the quarter ended March 31, 1998 compared with the same quarter of 1997. This decrease was due to less debt outstanding and capitalized interest of $.4 million related to the deposits on the CRJ aircraft.

         The first quarter 1998 break-even load factor increased to 40.3% compared with 38.1% for the same period of 1997. This increase was primarily the result of fewer ASMs over which to spread total expenses and a lower average passenger yield in the first quarter of 1998.


Part II- Other Information



Item 6.           Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.


              27  Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             ASA Holdings, Inc.

                                             /s/ Ronald V. Sapp
                                             -----------------------------

                                             Ronald V. Sapp

                                             Chief Financial Officer
                                             Senior Vice President - Finance



Date: May 14 , 1998