Form 10-Q
period 1998-06-30
ASA HOLDINGS INC
filed 1998-08-13
CIK 1023944

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
              [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                         Commission File Number 0-29558

                               ASA Holdings, Inc.
             (Exact name of registrant as specified in its charter)

                  Georgia                             58-2258221
                  -------                             ----------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification Number )


         100 Hartsfield Centre Parkway, Suite 800, Atlanta, Georgia    30354
         ----------------------------------------------------------------------
         (Address of principal executive offices)                    (Zip Code)

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

As of August 3, 1998 there were 29,916,177 shares of common stock outstanding.

                               ASA HOLDINGS, INC.

                                      INDEX

Part I-Financial Information

      Item 1. Condensed Consolidated Financial Statements                   Page No.
         Balance Sheets- June 30, 1998 and December 31, 1997

            Assets                                                             3
            Liabilities and Shareholders' Equity                               4

         Statements of Income- Three months and six months ended
            June 30, 1998  and June 30, 1997                                   5

         Statements of Cash Flows- Six months ended
            June 30, 1998 and June 30, 1997                                    6

         Notes to Condensed Consolidated Financial Statements                  7

      Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

Part II-Other Information

      Item 4. Submission of Matters to a Vote of Security Holders             17

      Item 6. Exhibits and Reports on Form 8-K                                17

Signatures                                                                    18

Exhibits                                                                      19

      10(a) ASA Holdings, Inc. 1998 Nonqualified Stock Option Plan for Non-Employee Directors (filed as Appendix A to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders and incorporated by reference herein).

      10(b) Credit Agreement dated as of June 26, 1998 by and among ASA Holdings, Inc., the Lenders named therein and NationsBank, N.A., as Issuing Bank and Administrative
                   Agent.

      27       Financial Data Schedule (for SEC use only)

Part I -- Financial Information

   Item 1.  Condensed Consolidated Financial Statements



                               ASA HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            (In Thousands of Dollars)

                                                           June 30,   December 31,
                                                             1998        1997
                                                           --------   ------------
                                                          (unaudited)  (audited)
Assets

Current Assets

   Cash and cash equivalents                               $133,699     $112,393
   Marketable securities                                     76,652       71,487
   Accounts receivable                                        9,763        6,663
   Expendable parts                                           6,989        6,544
   Other current assets                                       6,714        3,683
                                                           --------     --------
                                                            233,817      200,770

Property and Equipment

   Flight equipment                                         505,688      468,667
   Other property and equipment                              17,229       16,766
   Advance payments on property and equipment                27,230       26,167
                                                           --------     --------

                                                            550,147      511,600
   Less accumulated depreciation and amortization           244,149      231,045
                                                           --------     --------
                                                            305,998      280,555

Other Assets

   Investments                                                  -         11,777
   Other assets                                              12,196       12,858
                                                           --------     --------
                                                             12,196       24,635
                                                           --------     --------

Total Assets                                               $552,011     $505,960
                                                           ========     ========




See notes to condensed consolidated financial statements.

                               ASA HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                                   June 30,     December 31,
                                                                     1998          1997
                                                                   --------     ------------
                                                                  (unaudited)    (audited)
Liabilities and Shareholders' Equity
Current Liabilities
   Current portion of long-term debt                               $  20,503    $  21,852
   Accounts payable                                                   22,882       25,411
   Air traffic liability                                               3,351        2,408
   Accrued compensation and related expenses                          11,290       11,148
   Accrued interest payable                                              939        1,058
   Other accrued expenses                                              4,342        2,520
   Income taxes payable                                                2,691        6,395
                                                                   ---------    ---------
                                                                      65,998       70,792

Long-Term Debt                                                        91,528       72,792

Other Non-Current Liabilities                                          2,416        2,232

Deferred Income Taxes                                                 64,195       64,219

Shareholders' Equity
   Common stock, $.10 par value;  authorized 150,000,000 shares;
   issued - 29,916,177 and 29,730,877 shares, respectively             2,992        2,973
   Retained earnings                                                 324,912      292,937
   Unrealized holding (loss)  gain on investments                        (30)          15
                                                                   ---------    ---------
                                                                     327,874      295,925
                                                                   ---------    ---------

Total Liabilities and Shareholders' Equity                         $ 552,011    $ 505,960
                                                                   =========    =========

                               ASA HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands Except Share and Per Share Amounts)
                                   (Unaudited)


                                                                   For The Three Months Ended      For The Six Months Ended
                                                                             June 30,                       June 30,
                                                                  ----------------------------    ----------------------------
                                                                      1998            1997             1998            1997
Operating Revenues:
   Passenger                                                      $    104,430    $     97,899    $    195,988    $    185,630
   Other                                                                 2,237           1,739           4,427           3,623
                                                                  ------------    ------------    ------------    ------------
Total Operating Revenues                                               106,667          99,638         200,415         189,253

Operating Expenses:
   Flying operations                                                    22,061          22,322          43,184          43,846
   Maintenance                                                          16,665          16,658          32,959          35,202
   Passenger service                                                     5,164           4,397          10,002           8,818
   Aircraft and traffic servicing                                       12,458          10,607          25,057          21,701
   Reservation, commission and other                                    10,902          10,193          18,429          18,710
   General and administrative                                            3,674           6,669           8,485           9,255
   Depreciation, amortization and obsolescence                           6,462           7,411          13,163          14,394
   Other                                                                   418             147             914             343
                                                                  ------------    ------------    ------------    ------------
Total Operating Expenses                                                77,804          78,404         152,193         152,269

Income from Operations                                                  28,863          21,234          48,222          36,984

Non-Operating (Income) Expense, net:
   Interest income                                                      (2,853)         (2,880)         (5,591)         (5,393)
   Interest expense                                                        939           1,090           1,637           2,334
   Other                                                                  (614)             (3)           (622)            (12)
                                                                  ------------    ------------    ------------    ------------
                                                                        (2,528)         (1,793)         (4,576)         (3,071)

Income before Income Taxes                                              31,391          23,027          52,798          40,055

Income Taxes
   Current                                                              11,850           8,232          19,931          14,511
   Deferred                                                                -                23             -                40
                                                                  ------------    ------------    ------------    ------------
                                                                        11,850           8,255          19,931          14,551
                                                                  ------------    ------------    ------------    ------------


Net Income                                                        $     19,541    $     14,772    $     32,867    $     25,504
                                                                  ============    ============    ============    ============


Earning per Common Share                                          $       0.65    $       0.50    $       1.10    $       0.85

Weighted Average Common Shares Outstanding                          29,839,451      29,813,164      29,839,315      29,891,583

Earnings per Common Share - Diluted                               $       0.65    $       0.49    $       1.09    $       0.85

Weighted Average Common Shares and Share Equivalents
  Outstanding - Diluted                                             30,016,421      30,004,611      30,019,486      30,017,675

Cash Dividends per Share                                          $       0.11    $       0.10    $       0.22    $       0.20


See notes to condensed consolidated financial statements.

                               ASA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                            For The Six Months Ended
                                                                    June 30,
                                                            ------------------------
                                                              1998         1997
OPERATING ACTIVITIES

Net Income                                                  $  32,867    $  25,504
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:

   Depreciation                                                12,625       13,623
   Amortization and provision for obsolescence                    538          771
   Amortization of engine overhauls                             3,739        3,635
   Deferred income taxes                                          (24)          55
   Other                                                        2,737          120
Changes in Operating Assets and Liabilities:

   Receivables                                                 (3,160)        (229)
   Expendable parts                                              (696)       1,642
   Other assets                                                (2,935)          23
   Accrued compensation and related expenses                      326        2,780
   Accrued interest payable                                      (119)        (153)
   Other liabilities                                              236          722
   Income taxes payable                                        (3,704)       3,550
                                                            ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      42,430       52,043

INVESTING ACTIVITIES

Purchase of Marketable Securities                             (83,482)     (79,733)
Proceeds from Sale of Marketable Securities                    78,285       71,125
Decrease in  Investments                                       11,777          -
Purchases of Property and Equipment including
   Advance Payments                                           (42,175)     (30,382)
Other                                                           1,332      (16,145)
                                                            ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                         (34,263)     (55,135)

FINANCING ACTIVITIES

Proceeds from Long-Term Debt                                   28,535          -
Principal Payments on Long-Term Debt                          (11,148)     (13,634)
Dividends Paid                                                 (6,575)      (5,983)
Purchase of Common Stock                                       (6,584)      (4,216)
Proceeds from Exercise of Stock Options                         8,911          -
                                                            ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            13,139      (23,833)

INCREASE IN CASH AND CASH EQUIVALENTS                          21,306      (26,925)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              112,393      137,469
                                                            ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 133,699    $ 110,544
                                                            ---------    ---------

See notes to condensed consolidated financial statements

                               ASA HOLDINGS, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998 and results of operations for the six-month periods ended June 30, 1998 and 1997 and cash flows for the six-month periods ended June 30, 1998 and 1997. The accounting adjustments contained in the financial statements are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 1997 Annual Report on Form 10-K filed by the Company with the SEC under the Securities Exchange Act of 1934 on March 30, 1998.

2. Results of operations for the six-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the year.

3. Earnings per share - Diluted are based on the weighted average number of common and common equivalent shares outstanding. The calculations are as follows:

                                                       For the Three Months Ended June 30,
                                                                1998          1997
                                                                ----          ----
Numerator:
      Net Income                                           $19,540,483   $14,771,651

  Denominator:
      For Earnings per Common Share:
        Weighted Average Common
         Shares Outstanding                                 29,839,451    29,813,164

      Effect of Dilutive Securities:
         Stock Options/SARs                                    176,970       191,447

      For Earnings per Common Share- Diluted:
        Weighted Average Common Shares and
         Share Equivalents Outstanding                      30,016,421    30,004,611

      Earnings  per Common Share                           $      0.65   $      0.50

      Earnings per Common Share - Diluted                  $      0.65   $      0.49



                                                         For the Six Months Ended June 30,
                                                               1998          1997
                                                               ----          ----
Numerator:
      Net Income                                            $32,866,643   $25,504,133

  Denominator:
      For Earnings per Common Share:
        Weighted Average Common
        Shares Outstanding                                   29,839,315    29,891,583

      Effect of Dilutive Securities:
         Stock Options/SARs                                     180,171       126,092

      For Earnings per Common Share- Diluted:
        Weighted Average Common Shares and
        Share Equivalents Outstanding                        30,019,486    30,017,675

      Earnings  per Common Share                            $      1.10   $      0.85

      Earnings per Common Share - Diluted                   $      1.09   $      0.85


4. Marketable securities, which consist of investments with maturity dates longer than three months and less than one year, and long-term investments are reported at fair market value.

5. During the second quarter of 1998, the Company established a new $100 million unsecured credit facility to enhance the Company's flexibility for future growth. The current pricing on a loan would be LIBOR plus 27.5 basis points. In addition, the Company pays a facility commitment fee of 12.5 basis points on the amount of the revolving commitment regardless of whether and to what extent the revolving commitment is utilized. The new line of credit has a five year term which expires on June 26, 2003 and contains customary covenants.

6. As of June 30, 1998, ASA had entered into swap transactions hedging approximately 37.5% of its projected fuel requirements for the second half of 1998. In addition, approximately 25% of its fuel requirements for the first six months of 1999 are hedged.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Item 2 should be read in conjunction with the unaudited condensed consolidated financial statements included in Item 1 hereto.

         This Form 10-Q, including Management's Discussion and Analysis which follows, contains forward-looking statements in addition to historical information, including but not limited to statements regarding the Company's current views with respect to future events, trends, market conditions and financial performance. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or anticipated events, trends or results. These factors include, but are not limited to, material changes in the Company's relationship with Delta Air Lines, Inc. (Delta); the cost and supply of aviation fuel; the acquisition and phase-in of new aircraft; competitive pressures on pricing; changes in regulations affecting the Company; potential adverse effects of the Year 2000 computer problem; seasonal factors and general economic conditions affecting demand for air transportation; and labor relations, particularly the outcome of ongoing contract negotiations with the pilots' union. These and other factors affecting the Company's future performance are further detailed in publicly available reports filed from time to time by the Company with the Securities and Exchange Commission, such as the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Liquidity and Capital Resources

         Working capital increased to $167.8 million with a current ratio of 3.5 at June 30, 1998 compared with working capital of $130.0 million and a current ratio of 2.8 at December 31, 1997. Cash, cash equivalents and investments in marketable securities increased by $26.5 million primarily due to $42.4 million in cash from operations, $8.9 million from the exercise of stock options, $17.4 million net increase in long-term debt related to aircraft acquisitions, and an $11.8 million reclassification of long-term investments to short-term marketable securities. These increases were partially offset by a $42.2 million investment in property and equipment, $6.6 million of dividends paid and $6.6 million of common stock repurchases. In June 1998, ASA purchased two Canadair Regional Jet aircraft (CRJs) which ASA plans to sell and leaseback and which causes the Company's fixed assets and debt to be temporarily higher than at year-end. The sale leaseback financing arrangements are expected to be completed during the third quarter of 1998.

         As of June 30, 1998, the Company had unsecured lines of credit totaling $108 million with several banks. During the second quarter of 1998, the Company established a new $100 million unsecured committed credit facility to enhance the Company's flexibility for future growth. The current pricing on a loan would be LIBOR plus 27.5 basis points. In addition, the Company pays a facility commitment fee of 12.5 basis points on the amount of the revolving commitment regardless of whether and to what extent the revolving commitment is utilized. The new line of credit has a five year term which expires on June 26, 2003 and contains customary covenants. As of June 30, 1998, only $.7 million of these lines was committed to support a letter of credit and there were no outstanding amounts against these lines of credit. Both of these lines of credit are available for general corporate purposes on an as needed basis.

          On April 21, 1997, ASA announced that it had executed an acquisition agreement with Bombardier, Inc. for 30 CRJs with options for an additional 60 CRJ aircraft. The CRJ is a 50-passenger jet with four-abreast seating that will be used to promote growth in new markets as well as replace some turboprop equipment on existing routes. The value of the 30 aircraft, including spare parts and spare engines, will be approximately $600 million. Delivery of these aircraft began in August 1997, and ASA had acquired a total of 12 CRJ aircraft as of June 30, 1998, ten of which were through operating leases with 16.5 year terms. As mentioned above, ASA purchased the two CRJ aircraft acquired in June 1998 and plans a sale leaseback transaction on these two aircraft during the third quarter of 1998. ASA obtained a commitment from the Export Development Corporation (EDC) of Canada to provide financing to ASA for up to approximately 85% of the purchase price of each of the CRJs. This facility, which ASA is not obligated to use for its acquisition of all or any of the CRJs, is available on an aircraft by aircraft basis in the form of either direct loans or leases, with interest payable at various interest rate options determined by reference to U.S. treasury rates or LIBOR, and on various repayment terms. Future deliveries of the remaining 18 CRJs are anticipated to be at an approximate rate of one aircraft per month and the financing arrangements have not yet been determined. ASA may finance the CRJs as well as other anticipated expenditures through a combination of existing cash reserves, internally generated funds and lease and debt financing. Given the nature of the considerations relevant to the determination of the most advantageous form of financing at a given time, the Company cannot predict with any certainty the anticipated amount of funds which may be provided from such possible financing sources.

         The Company's percentage of long-term debt to equity increased to 28% at June 30, 1998 compared with 25% at December 31, 1997. Long-term debt increased to $91.5 million from $72.8 million at the end of 1997. As mentioned above, the net increase was due to debt associated with the purchase of two CRJs in June 1998, offset by long-term debt payments during the six months ended
June 30, 1998.

         Shareholders' equity per share increased to $10.96 at June 30, 1998 from $9.95 at the end of 1997. Net worth increased $31.9 million primarily due to net income of $32.9 million in the first six months of 1998 and $12.3 million from the exercise of stock options, offset by dividends paid of $6.6 million and common stock repurchases of $6.6 million. In February 1998, ASA Holdings announced that its Board of Directors authorized the repurchase of up to an additional $50.0 million of its common stock on the open market during the following twelve month period. The repurchased shares will be held as treasury stock and used for general corporate purposes or will be canceled.

         As of June 30, 1998, ASA had entered into swap transactions hedging approximately 37.5% of its projected fuel requirements for the second half of 1998. In addition, approximately 25% of its fuel requirements for the first six months of 1999 are hedged.

         For the second quarter of 1998, the Board of Directors declared a quarterly cash dividend of 11 cents per share compared with 10 cents per share for the similar period of 1997.

         During 1987, the Air Line Pilots Association (ALPA) was certified to represent the Company's pilots for collective bargaining purposes. Since that time, the Company and ALPA have executed two successive collective bargaining agreements. The latest agreement became amendable on October 29, 1995, and ASA and ALPA entered into negotiations for a new collective bargaining agreement. In 1996, ASA and ALPA entered federal mediation with respect to those negotiations which continued throughout 1997. In January 1998, ASA and ALPA reached a tentative agreement on a new collective bargaining agreement, pending ratification of the agreement by the pilots. In March 1998, the members of ALPA voted to reject the tentative accord, and negotiations with ALPA continued under the auspices of the National Mediation Board. On July 24, 1998, the Company announced that it had reached a new tentative agreement with ALPA, subject to ratification by the members of the union. The existing collective bargaining agreement between ASA and ALPA will remain in effect until a new agreement is reached and ratified or until the procedures of the Railway Labor Act (RLA), which governs labor relations of air carriers and employees in the airline industry, are exhausted. There can be no assurance that ASA will be able to settle contract negotiations without wage increases, work rule changes or other provisions that could have a material adverse effect on the Company's operations or financial performance.

         The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 conversions to be completed on a timely basis. The Company is not aware of any Year 2000 issues that would materially adversely affect operations or results thereof and does not expect implementation to have a material impact on the financial statements. However, there can be no assurance that the systems of third parties upon which the Company's business relies will be Year 2000 compliant on a timely basis. The failure of the Company's computer systems or applications or those operated by third parties could have a material adverse effect on the Company's business, results of operations and financial condition.

         Based on information currently available to it, the Company believes that available resources will be sufficient to meet its existing expenditure commitments (including current maturities of long-term debt and aircraft lease payments) as well as its anticipated capital expenditures and other working capital requirements for the foreseeable future. As previously indicated, financial resources anticipated to be available to the Company for such purposes include existing cash reserves, internally generated funds, amounts available under the existing lines of credit, and short and long-term financing arrangements that the Company believes are available to it.

New Accounting Standards

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in June 1997. Statement No. 130 establishes standards for reporting and displaying comprehensive income, as defined, and its components in financial statements issued for fiscal years beginning after December 15, 1997. Management believes that the adoption of Statement No. 130 will not have a material impact on the financial statements.

Results of Operations

For the three months ended June 30, 1998 and 1997

         The Company had record passenger traffic, operating revenues and net income for the second quarter of 1998. Net income for the second quarter increased by 32% to $19.5 million compared with $14.8 million for the same period in 1997. Diluted earnings per common share for the second quarter of 1998 increased to $.65 compared with $.49 for the second quarter of 1997. Net income for the second quarter of 1997 included an after-tax expense accrual of $1.6 million or $.05 per share related to the Company's decision to return all of the BAe-146 aircraft to their lessor, as well as after-tax expense of $1.9 million or $.07 per share associated with the cancellation of the Company's outstanding Stock Appreciation Rights (SARs) and the adoption of a Nonqualified Stock Option Plan (Option Plan) which the shareholders approved on May 21, 1997.

         Total revenues in the second quarter of 1998 were $106.7 million compared with $99.6 million for the second quarter of 1997. Factors for the second quarters of 1998 and 1997 which affect passenger revenue are detailed below:

                                                              Quarter Ended June 30,
                                                               1998           1997
                                                               ----           ----
Revenue Passenger Miles (000,000)                               273.0        242.3
Passengers (000)                                              1,061.5        992.5
Load Factor                                                      57.9%        52.4%
Average Passenger Yield                                          38.3(cent)   40.4(cent)
Average Trip Length                                             257.2        244.2

         Passenger revenue increased primarily due to higher traffic, offset by a lower yield per revenue passenger mile. Both revenue passenger miles (RPMs) and load factor were higher in the second quarter of 1998 compared with the same period of 1997 due to the increased passenger traffic.

          Operating expenses remained relatively constant at $77.8 million for the quarter ended June 30, 1998 compared with $78.4 million for the same period of 1997 . The Company increased capacity (measured by available seat miles, or "ASM's") for the second quarter of 1998 by 2% compared with the same quarter in 1997. The second quarter of 1997 included (1) pre-tax option compensation/SARs expense of $3.1 million and (2) the pre-tax expense accrual of $2.6 million related to the early return of all BAe-146 aircraft to their lessor. Excluding these one-time expenses, operating cost per ASM would have been 15.7 cents for the second quarter of 1997 compared with 16.5 cents for the second quarter of 1998.

          The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the three month periods ended June 30, 1998 and 1997:

                                       Cost per ASM     % Operating Cost
                                      Quarter Ended       Quarter Ended
                                        June 30,             June 30,
                                    -----------------------------------
                                    1998         1997      1998   1997
                                    -----------------------------------
Labor and related                   4.3(cent)    4.7(cent)  26%    27%
Fuel                                1.5          1.7         9     10
Direct maintenance                  2.7          2.8        17     17
Passenger related                   2.1          2.1        12     12
Depreciation and aircraft rent      2.5          2.5        16     15
Other                               3.4          3.2        20     19
                                   -----------------------------------
Total operating expense            16.5(cent)   17.0(cent) 100%   100%


         Labor and related costs decreased to $20.1 million for the second quarter of 1998 compared with $21.5 million for the same period in 1997. The average number of employees remained relatively constant at 2,486 as of June 30, 1998 compared with 2,472 at June 30, 1997. On May 21, 1997, the Company's shareholders approved the cancellation of all outstanding SARs and the adoption of the Option Plan. SARs expense of $3.1 million was recorded for the second quarter of 1997 based on the closing price of the Company's stock on May 21, 1997. Without the SARs adjustments, labor and related costs would have been 4.0 cents per ASM and 24% of total operating expenses for the second quarter of 1997. The increase for the second quarter of 1998 was due primarily to higher salaries and cost of benefits.

         Fuel expense decreased to 1.5 cents per ASM for the second quarter of 1998, compared with 1.7 cents for the quarter ended June 30, 1997. Fuel expense decreased $.9 million spread over a 2% increase in capacity. The average price per gallon, including taxes and into plane fees, decreased 14% to 61.6 cents from 71.6 cents, due primarily to lower crude oil prices.

          Other expenses increased to $16.0 million for the second quarter of 1998 compared with $14.7 million for the second quarter of 1997. The increase in 1998 was primarily attributable to higher station rental and passenger-related expenses.

         Non-operating income/expense for the second quarter of 1998 was $2.5 million compared with $1.8 million for the second quarter of 1997. This was primarily due to capitalized interest related to deposits on the CRJ aircraft and a gain on the sale of non-operating aircraft equipment.

         The break-even load factor increased slightly to 40.8% for the three months ended June 30, 1998 compared with 40.3% for the same period in the prior year.

For the six months ended June 30, 1998 and 1997

         Total revenues for the six months ended June 30, 1998 increased 6% to $200.4 million compared with $189.3 million for the same period of 1997. Passenger revenue increased 6% to $196.0 million in the first six months of 1998 primarily due to a 6% increase in traffic, offset somewhat by a lower yield per revenue passenger mile. The other factors that impact passenger revenue are detailed below:

                                     Six Months Ended June 30,
                                       1998            1997
                                       ----            ----
Revenue Passenger Miles (000,000)       494.2           446.1
Passengers (000)                      1,930.7         1,829.0
Load Factor                              55.2%           49.8%
Average Passenger Yield                  39.7(cent)      41.6(cent)
Average Trip Length                     255.9           243.9

         The Company's net income for the first six months of 1998 increased 29% to $32.9 million compared with net income of $25.5 million for the same period of 1997. Diluted earnings per common share for the first six months of 1998 was $1.09 compared with $.85 for the same period in 1997. The financial results for 1997 included a one-time after-tax accrual of $1.6 million or $.05 per share related to the Company's decision to exercise its option for the early return of all BAe-146 aircraft to their lessor, as well as after-tax expense of $1.6 million or $.05 per share associated with the cancellation of the outstanding SARs and the adoption of the Option Plan during the second quarter of 1997 as described above.

         Operating expenses remained constant at $152.2 million or 17.0 cents per ASM for the six month periods ended June 30, 1998 and 1997. Excluding (1) pre-tax option compensation/SARs expense of $2.6 million for the six months ended June 30, 1997, and (2) the pre-tax expense accrual of $2.6 million in 1997 related to the early return of all BAe-146 aircraft to their lessor, operating cost per ASM would have been approximately 16.4 cents for 1997 compared with
17.0 cents for 1998.

         The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the six month periods ended June 30, 1998 and 1997:

                                      Cost per ASM     % Operating Cost
                                      Year to Date        Year to Date
                                        June 30,           June 30,
                                   ----------------------------------
                                   1998         1997      1998   1997
                                   ----------------------------------
Labor and related                   4.4(cent)    4.4(cent)  26%    26%
Fuel                                1.6          1.8         9     11
Direct maintenance                  2.8          3.1        16     18
Passenger related                   1.8          2.0        11     11
Depreciation and aircraft rent      2.7          2.5        16     15
Other                               3.7          3.2        22     19
                                   ----------------------------------
Total operating expense            17.0(cent)   17.0(cent) 100%   100%

         Labor and related costs remained constant at $40.0 million for the six months ended June 30, 1998 and 1997. The average number of employees grew 2% from 2,474 to 2,520 as of June 30, 1998. As mentioned above, the Company's shareholders approved the Option Plan on May 21, 1997. During the first six months of 1997, SARs expense of $2.6 million was recorded based on the closing price of the Company's stock on May 21, 1997. The Company does not intend to incur any additional SARs expense in the future. For the six months ended June 30, 1997, labor and related costs without the SARs adjustments would have been
4.1 cents per ASM and 25% of total operating costs compared with 4.4 cents per ASM and 26% of total operating costs for the six months ended June 30, 1998. The increase in 1998 was due primarily to higher salaries and cost of benefits.

          Fuel expense decreased to 1.6 cents per ASM for the six months ended June 30, 1998, compared with 1.8 cents for the same period in 1997. Fuel expense decreased $2.6 million spread over the same capacity. The average price per gallon, including taxes and into plane fees, decreased 17% to 63.2 cents from
75.9 cents, due primarily to lower crude oil prices.

         Direct maintenance cost, excluding labor and related expenses, decreased 9% to $24.9 million for the six months ended June 30, 1998. The lower expense was due primarily to the timing of maintenance inspections and overhauls of time controlled components. In mid-1997, ASA elected to exercise its option for the early return of all of its BAe-146 aircraft to their lessor. As a result, the first six months of 1998 included less maintenance expense for the

BAe-146 aircraft. The new CRJ aircraft, which was first added to ASA's fleet during the second half of 1997, is expected to be used over longer routes, which should create a higher capacity over which maintenance costs can be distributed.

         Passenger related expenses, which include a majority of the expenses under the caption "Reservation, commission and other" on the Company's Consolidated Statements of Income, were $16.4 million for the first six months of 1998 compared with $17.5 million for the same period in 1997. This decrease was primarily attributable to lower rates for travel agency commissions.

         Depreciation and aircraft rent increased 6% to $23.9 million for the six months ended June 30, 1998. This increase was due primarily to higher aircraft rental incurred as a result of the acquisition of five CRJs during the last half of 1997 and an additional seven CRJs during the first six months of 1998, offset by a reduction in rent expense on the BAe-146 aircraft which were returned to the lessor.

         Other expenses increased to $33.0 million for the first six months of 1998 compared with $28.3 million for the same period in the prior year. The increase in 1998 was primarily attributable to higher station rental and passenger-related expenses, and costs associated with the negotiations related to the pilot contract.

         Non-operating income/expense for the first six months of 1998 was $4.6 million compared with $3.1 million for the same period of 1997. This was primarily due to capitalized interest related to deposits on the CRJ aircraft and a gain on the sale of non-operating aircraft equipment.

         The break-even load factor for the six months ended June 30, 1998 increased to 40.7% compared with 39.3% for the same period in 1997.

Part II- Other Information

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Shareholders of ASA Holdings, Inc. was held on Thursday, May 21, 1998.

                  The first matter submitted to a vote of the shareholders at this meeting was the election of seven directors. John W. Beiser, George Berry, Jean A. Mori, Parker H. Petit, George F. Pickett, Alan M. Voorhees, and Ralph W. Voorhees were elected at the Annual Meeting by the holders of Common Stock by the following votes: (a) Mr. Beiser: 26,365,427 votes for and 1,470,935 votes withheld, (b) Mr. Berry: 26,336,829 votes for and 1,499,533 votes withheld, (c) Mr. Mori: 26,354,658 votes for and 1,481,704 votes withheld, (d) Mr. Petit: 26,384,386 votes for and 1,451,976 votes withheld, (e) Mr. Pickett:
                  26,366,321 votes for and 1,470,041 votes withheld, (f) Mr. Alan Voorhees: 26,330,811 votes for and 1,505,551 votes withheld, and (g) Mr. Ralph Voorhees: 26,354,316 votes for and 1,482,046 votes withheld. There are no broker non-votes for purposes of any such votes.

                  The second matter submitted to a vote and approved by shareholders was the adoption of the 1998 Nonqualified Stock Option Plan for Non-Employee Directors. The vote was as follows: (a) Voting For: 25,495,196 shares, (b) Voting
                  Against: 2,203,042 shares, and (c) Abstentions: 138,124 shares.

Item 6.           Exhibits and Reports on Form 8-K

(a)               The following exhibits are filed as part of this report.

         10(a) ASA Holdings, Inc. 1998 Nonqualified Stock Option Plan for Non-Employee Directors (filed as Appendix A to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders and incorporated by reference herein).

         10(b) Credit Agreement dated as of June 26, 1998 by and among ASA Holdings, Inc., the Lenders named therein and NationsBank, N.A., as Issuing Bank and Administrative Agent.


         27       Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

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

Date: August 13, 1998