Form 10-Q
period 1998-09-30
ASA HOLDINGS INC
filed 1998-11-16
CIK 1023944

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


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

                                 (404) 766-1400
                                 --------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---


As of November 3, 1998, there were 28,812,677 shares of common stock outstanding.

                               ASA HOLDINGS, INC.
                                      INDEX


Part I-Financial Information

      Item 1. Condensed Consolidated Financial Statements                        Page No.
         Balance Sheets - September 30, 1998 and December 31, 1997
            Assets                                                                   3
            Liabilities and Shareholders' Equity                                     4

         Statements of Income - Three months and nine months ended
            September 30, 1998 and September 30, 1997                                5

         Statements of Cash Flows - Nine months ended
            September 30, 1998 and September 30, 1997                                6

         Notes to Condensed Consolidated Financial Statements                        7

      Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                  9

Part II-Other Information

      Item 6. Exhibits and Reports on Form 8-K                                      17

Signatures                                                                          18

Exhibits


  10(a)  First Amendment dated September 3, 1998 to Purchase Agreement No.
         P.A. - 0372 dated April 17, 1997 between Bombardier Inc. and Atlantic
         Southeast Airlines, Inc., and related letter agreements. Confidential treatment has been applied for with respect to certain provisions in this exhibit.

  10(b)  Purchase Agreement No. P.A. - 0430 dated September 3, 1998 between
         Bombardier Inc. and Atlantic Southeast Airlines, Inc., and related letter agreements. Confidential treatment has been applied for with respect to certain provisions in this exhibit.

  27     Financial Data Schedule (for SEC use only)

Part I- Financial Information
     Item 1. Condensed Consolidated Financial Statements

                               ASA HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)


                                                       September 30,      December 31,
                                                            1998              1997
                                                       -------------      ------------
                                                        (unaudited)         (audited)
Assets
Current Assets
  Cash and cash equivalents                               $153,925          $112,393
  Marketable securities                                     50,575            71,487
  Accounts receivable                                        8,303             6,663
  Expendable parts                                           6,623             6,544
  Other current assets                                       6,152             3,683
                                                          --------          --------
                                                           225,578           200,770

Property and Equipment
  Flight equipment                                         464,485           468,667
  Other property and equipment                              17,349            16,766
  Advance payments on property and equipment                43,060            26,167
                                                          --------          --------

                                                           524,894           511,600
  Less accumulated depreciation and amortization           242,734           231,045
                                                          --------          --------
                                                           282,160           280,555

Other Assets
  Long-term investments                                         --            11,777
  Excess of cost over fair value of
    tangible assets acquired                                 2,576             2,655
  Other assets                                               9,362            10,203
                                                          --------          --------
                                                            11,938            24,635

Total Assets                                              $519,676          $505,960
                                                          ========          ========



See notes to condensed consolidated financial statements.

                               ASA HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        September 30,        December 31,
                                                                             1998                1997
                                                                        -------------        ------------
                                                                         (unaudited)           (audited)
Liabilities and Shareholders' Equity
Current Liabilities
   Current portion of long-term debt                                      $  19,853           $  21,852
   Accounts payable                                                          25,439              25,411
   Air traffic liability                                                      1,006               2,408
   Accrued compensation and related expenses                                 11,604              11,148
   Accrued interest payable                                                   1,327               1,058
   Other accrued expenses                                                     4,698               2,520
   Income taxes payable                                                         393               6,395
                                                                          ---------           ---------
                                                                             64,320              70,792

Long-Term Debt                                                               59,680              72,792

Other Non-Current Liabilities                                                 2,434               2,232

Deferred Income Taxes                                                        64,195              64,219

Shareholders' Equity
   Common stock, $.10 par value; authorized 150,000,000 shares;
    issued - 29,541,177 and 29,730,877 shares, respectively                   2,954               2,973
   Retained earnings                                                        326,116             292,937
   Unrealized holding (loss) gain on investments                                (23)                 15
                                                                          ---------           ---------
                                                                            329,047             295,925
                                                                          ---------           ---------


Total Liabilities and Shareholders' Equity                                $ 519,676           $ 505,960
                                                                          =========           =========




See notes to condensed consolidated financial statements.

                               ASA HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)


                                                                        For The Three Months Ended      For The Nine Months Ended
                                                                              September 30,                   September 30,
                                                                       ---------------------------     ---------------------------
                                                                           1998           1997             1998           1997
Operating Revenues:
   Passenger                                                           $    103,174   $     97,246     $    299,162   $    282,876
   Other                                                                      1,829          1,777            6,256          5,400
                                                                       ------------   ------------     ------------   ------------
Total Operating Revenues                                                    105,003         99,023          305,418        288,276

Operating Expenses:
   Flying operations                                                         23,548         21,410           66,732         65,256
   Maintenance                                                               17,446         16,911           50,405         52,113
   Passenger service                                                          5,139          4,775           15,141         13,593
   Aircraft and traffic servicing                                            13,035         11,810           38,092         33,511
   Reservation, commission and other                                         10,079          9,779           28,508         28,489
   General and administrative                                                 3,211          4,241           11,696         13,496
   Depreciation, amortization and obsolescence                                6,321          7,173           19,484         21,567
   Other                                                                        354            140            1,268            483
                                                                       ------------   ------------     ------------   ------------
Total Operating Expenses                                                     79,133         76,239          231,326        228,508

Income from Operations                                                       25,870         22,784           74,092         59,768

Non-Operating (Income) Expense, net:
   Interest income                                                           (3,030)        (2,682)          (8,621)        (8,075)
   Interest expense                                                             863            779            2,500          3,113
   Other                                                                     (1,149)           (55)          (1,771)           (67)
                                                                       ------------   ------------     ------------   ------------
                                                                             (3,316)        (1,958)          (7,892)        (5,029)

Income before Income Taxes                                                   29,186         24,742           81,984         64,797

Income Taxes                                                                 11,018          9,402           30,949         23,953
                                                                       ------------   ------------     ------------   ------------

Net Income                                                             $     18,168   $     15,340     $     51,035   $     40,844
                                                                       ============   ============     ============   ============

Earnings per Common Share                                              $       0.61   $       0.51     $       1.71   $       1.37

Weighted Average Common Shares Outstanding                               29,803,731     29,869,600       29,827,324     29,884,174

Earnings per Common Share - Diluted                                    $       0.61   $       0.51     $       1.70   $       1.36

Weighted Average Common Shares and Share
   Equivalents Outstanding - Diluted                                     29,979,086     30,145,926       30,005,872     30,060,895

Cash Dividends per Share                                               $       0.11   $       0.10     $       0.33   $       0.30



See notes to condensed consolidated financial statements.

                               ASA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                               For The Nine Months Ended
                                                                     September 30,
                                                             -----------------------------
                                                                1998                1997
OPERATING ACTIVITIES
Net Income                                                   $  51,035           $  40,844
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
   Depreciation                                                 18,688              20,405
   Amortization and provision for obsolescence                     796               1,162
   Amortization of engine overhauls                              5,599               5,520
   Deferred income taxes                                           (24)                (56)
   Other                                                         1,488               1,493
Changes in Operating Assets and Liabilities:
   Receivables                                                  (1,631)             (1,828)
   Expendable parts                                               (444)              1,101
   Other assets                                                 (2,339)             (2,659)
   Accrued compensation and related expenses                       658               2,766
   Accrued interest payable                                        269                 628
   Other liabilities                                               804              (1,628)
   Income taxes payable                                         (6,002)                  0
                                                             ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       68,897              67,748

INVESTING ACTIVITIES
Purchase of Marketable Securities                              (97,308)           (122,933)
Proceeds from Sale of Marketable Securities                    118,272             120,050
Decrease (Increase) in Investments                              11,777             (11,744)
Purchases of Property and Equipment including
   Advance Payments                                            (28,939)            (37,093)
Other                                                            5,193                 327
                                                             ---------           ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              8,995             (51,393)

FINANCING ACTIVITIES
Increase in Long-Term Debt                                      28,535                  --
Principal Payments on Long-Term Debt                           (43,646)            (18,783)
Dividends Paid                                                  (9,859)             (8,968)
Purchase of Common Stock                                       (20,301)             (4,216)
Proceeds from Exercise of Stock Options                          8,911               4,749
                                                             ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                          (36,360)            (27,218)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                41,532             (10,863)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               112,393             137,469
                                                             ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 153,925           $ 126,606
                                                             ---------           ---------

See notes to condensed consolidated financial statements.

                               ASA HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998 and results of operations for the nine-month periods ended September 30, 1998 and 1997 and cash flows for the nine-month periods ended September 30, 1998 and 1997. The accounting adjustments contained in the financial statements are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 1997 Annual Report on Form 10-K filed by the Company with the SEC under the Securities Exchange Act of 1934 on March 30, 1998.

2. Results of operations for the nine-month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the year.

3. Earnings per share - Diluted are based on the weighted average number of common and common equivalent shares outstanding. The calculations are as follows:

                                                               For the Three Months Ended September 30,
                                                                   1998                         1997
                                                                   ----                         ----
         Numerator:
                  Net Income                                   $18,168,651                  $15,339,833

         Denominator:
                  For Earnings per Common Share:
                    Weighted Average Common
                    Shares Outstanding                          29,803,731                   29,869,600

                  Effect of Dilutive Securities:
                    Stock Options/SARs                             175,355                      276,326

                  For Earnings per Common Share - Diluted:
                     Weighted Average Common Shares and
                     Share Equivalents Outstanding              29,979,086                   30,145,926


         Earnings per Common Share                             $      0.61                  $      0.51

         Earnings per Common Share - Diluted                   $      0.61                  $      0.51


                                                                For the Nine Months Ended September 30,
                                                                   1998                         1997
                                                                   ----                         ----
         Numerator:
                  Net Income                                   $51,035,294                  $40,843,966

         Denominator:
                  For Earnings per Common Share:
                    Weighted Average Common
                    Shares Outstanding                          29,827,324                   29,884,174

                  Effect of Dilutive Securities:
                    Stock Options/SARs                             178,548                      176,721

                  For Earnings per Common Share - Diluted:
                    Weighted Average Common Shares and
                    Share Equivalents Outstanding               30,005,872                   30,060,895

         Earnings per Common Share                             $      1.71                  $      1.37

         Earnings per Common Share - Diluted                   $      1.70                  $      1.36

4. Marketable securities, which consist of investments with maturity dates longer than three months and less than one year, and long-term investments are reported at fair value.

5. During the second quarter of 1998, the Company established a new $100 million unsecured credit facility to enhance the Company's flexibility for future growth. The current pricing on a loan is LIBOR plus 27.5 basis points. In addition, the Company pays a facility commitment fee of 12.5 basis points on the amount of the revolving commitment regardless of whether and to what extent the revolving commitment is utilized. The new line of credit has a five year term which expires on June 26, 2003 and contains customary covenants.

6. During the second quarter of 1998, ASA had entered into swap transactions hedging approximately 37.5% of its projected fuel requirements for the second half of 1998. In addition, approximately 25% of its fuel requirements for the first six months of 1999 are hedged.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Item 2 should be read in conjunction with the unaudited condensed consolidated financial statements included in Item 1 hereto.

         This Form 10-Q, including Management's Discussion and Analysis which follows, contains forward-looking statements in addition to historical information, including but not limited to statements regarding the Company's views with respect to future events, trends, market conditions and financial performance. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect," "intend," "plan," "seek," and similar expressions, when used in this Report and in such other statements, are intended to identify forward-looking statements. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or anticipated events, trends or results. These factors include, but are not limited to, material changes in the Company's relationship with Delta Air Lines, Inc. (Delta); the cost and supply of aviation fuel; the acquisition and phase-in of new aircraft; competitive pressures on pricing; changes in regulations affecting the Company; potential adverse effects of the Year 2000 computer problem; seasonal factors and general economic conditions affecting demand for air transportation; and labor relations. These and other factors affecting the Company's future performance are further detailed in publicly available reports filed from time to time by the Company with the Securities and Exchange Commission, such as the Company's Annual Report on Form 10-K for the year ended December 31, 1997. By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by the Company's disclosure obligations in filings it makes with the Securities and Exchange Commission under the Federal securities laws.

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


         Liquidity and Capital Resources

         Working capital increased to $161.3 million with a current ratio of 3.5 at September 30, 1998 compared with working capital of $130.0 million and a current ratio of 2.8 at December 31, 1997. Cash, cash equivalents and investments in marketable securities increased by $20.6 million primarily due to $68.9 million in cash from operations, $8.9 million from the exercise of stock options, an $11.8 million reclassification of long-term investments to short-term marketable securities, and $4.9 million in proceeds from the sale of aircraft equipment. These increases were partially offset by a $28.9 million investment in property and equipment, $9.9 million of dividends paid, $20.3 million of common stock repurchases and a $15.1 million net decrease in long-term debt. Included in "Advance payments on property and equipment" on the Company's Condensed Consolidated Balance Sheets are pre-delivery deposits made on certain CRJ aircraft.

         As of September 30, 1998, the Company had two unsecured lines of credit totaling $108 million with several banks. During the second quarter of 1998, the Company established a new $100 million unsecured committed credit facility to enhance the Company's flexibility for future growth. The current pricing on a loan is LIBOR plus 27.5 basis points. In addition, the Company pays a facility commitment fee of 12.5 basis points on the amount of the revolving commitment regardless of whether and to what extent the revolving commitment is utilized. The new line of credit has a five year term which expires on June 26, 2003 and contains customary covenants. As of September 30, 1998, only $.7 million of these lines was committed to support a letter of credit and there were no outstanding amounts against these lines of credit. Both of these lines of credit are available for general corporate purposes on an as needed basis.

         In April 1997, ASA executed an acquisition agreement with Bombardier for 30 CRJ-200 aircraft. Delivery of these aircraft began in August 1997, and ASA acquired a total of 14 of these CRJ aircraft as of September 30, 1998 through operating leases with 16.5 year terms. The 16 remaining aircraft are scheduled to be delivered at a rate of one per month until January 2000. On September 4, 1998, ASA announced that it had executed an amendment to this acquisition agreement with Bombardier. Under the terms of the amendment, ASA exercised options to acquire 15 additional 50-passenger CRJ-200 aircraft. Delivery of the 15 additional 50-passenger CRJs is scheduled to start in February 2000 and continue through June 2001. As of September 30, 1998, ASA ordered a total of 45 CRJ-200 aircraft (14 having been delivered). ASA obtained a commitment from the Export Development Corporation (EDC) of Canada to provide financing to ASA for up to approximately 85% of the purchase price of each of the 45 CRJ-200 aircraft. This facility, which ASA is not obligated to use for its acquisition of all or any of the CRJs, is available on an aircraft by aircraft basis in the form of either direct loans or leases, with interest payable at various interest rate options determined by reference to U.S. treasury rates or LIBOR, and on various repayment terms. ASA acquired its fifteenth CRJ aircraft in October 1998, also through an operating lease with a
16.5 year term. Future deliveries of the remaining 30 CRJs are anticipated to be at an approximate rate of one aircraft per month. ASA may finance the CRJ-200 aircraft as well as other anticipated expenditures through a combination of existing cash reserves, internally generated funds and lease and debt financing. Given the nature of the considerations relevant to the determination of the most advantageous form of financing at a given time, the Company cannot predict with any certainty the anticipated amount of funds which may be provided from such possible financing sources. On September 4, 1998, ASA also announced that it had executed an acquisition agreement with Bombardier for 12 new 70-passenger CRJ-700 aircraft. Delivery of the CRJ-700 aircraft is scheduled to commence in the fourth quarter of 2001 and be completed in the first quarter of 2003. The list value including spares of the additional 15 CRJ-200 and the 12 new CRJ-700 aircraft is approximately $575 million. ASA plans to use the CRJ aircraft to promote growth in new markets as well as continued replacement of some turboprop equipment in selected markets.

         The Company's percentage of long-term debt to equity decreased to 18% at September 30, 1998 compared with 25% at December 31, 1997. Long-term debt decreased to $60.0 million from $72.8 million at the end of 1997. The current portion of long-term debt decreased by $2.0 million from December 31, 1997.

         Shareholders' equity per share increased to $11.14 at September 30, 1998 from $9.95 at the end of 1997. Net worth increased $33.1 million primarily due to $51.0 million of net income during the first nine months of 1998 and $12.3 million from the exercise of stock options, offset by dividends paid of $9.9 million and common stock repurchases of $20.3 million. In February 1998, ASA Holdings announced that its Board of Directors had authorized the repurchase up to an additional $50.0 million of its common stock on the open market during the following twelve month period. The repurchased shares will be held as treasury stock and used for general corporate purposes or will be canceled.

         During the second quarter of 1998, ASA entered into swap transactions hedging approximately 37.5% of its projected fuel requirements for the second half of 1998. In addition, approximately 25% of its fuel requirements for the first six months of 1999 are hedged.

         For the third quarter of 1998, the Board of Directors declared a quarterly cash dividend of 11 cents per share compared with 10 cents per share for the similar period of 1997.

         On August 26, 1998, ASA announced that its pilots had ratified a new four-year collective bargaining agreement effective September 15, 1998. The prior agreement had become amendable on October 29, 1995, and ASA and the Air Line Pilots Association (ALPA) had been in negotiations since 1996. This prior collective bargaining agreement had remained in effect until the new agreement was ratified during the third quarter of 1998.

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

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Company has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company.


Results of Operations
For the three months ended September 30, 1998 and 1997

         The Company had record passenger traffic, operating revenues and net income for the third quarter of 1998. Net income for the third quarter increased by 18% to $18.2 million compared with $15.3 million for the same period of 1997. Diluted earnings per share for the third quarter of 1998 increased to $.61 compared with $.51 for the third quarter of 1997. Total revenues in the third quarter of 1998 were $105.0 million compared with $99.0 million for the similar period of 1997.

         The factors for the third quarters of 1998 and 1997 which affect passenger revenue are detailed below:

                                                 Quarter Ended Sept. 30,
                                               1998                   1997
                                               ----                   ----
Revenue Passenger Miles (000,000)              276.9                 240.0
Passengers (000)                             1,061.9                 989.3
Load Factor                                     58.1%                 51.9%
Average Passenger Yield                         37.3(cent)            40.5(cent)
Average Trip Length                            260.8                 242.6

         Passenger revenue increased primarily due to a 15% increase in traffic
(RPMs), offset by an 8% decrease in yield per revenue passenger mile. In addition, ASA's load factor of 58.1% for the third quarter of 1998 was considerably higher than the third quarter of 1997 due to the increased passenger traffic.

         Operating expenses increased 4% to $79.1 million for the quarter ended September 30, 1998 compared with $76.2 million for the same period of 1997. The Company increased capacity (measured by available seat miles, or "ASM's") for the third quarter of 1998 by 3% compared with the same quarter of 1997. Operating cost per ASM remained relatively constant at 16.6 cents for the third quarter of 1998 compared with 16.5 cents for the third quarter of 1997.


         The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the three month periods ended September 30, 1998 and 1997:


                                                Cost per ASM                    % Operating Cost
                                                Quarter Ended                     Quarter Ended
                                                   Sept. 30,                         Sept. 30,
                                            1998              1997             1998            1997
                                            --------------------------------------------------------
Labor and related                            4.5(cent)         4.2(cent)         27%             25%
Fuel                                         1.5               1.8                9              11
Direct maintenance                           2.8               2.8               17              17
Passenger related                            1.9               2.0               11              12
Depreciation and aircraft rent               2.6               2.4               16              15
Other                                        3.3               3.3               20              20
                                            -------------------------------------------------------
Total operating expense                     16.6(cent)        16.5(cent)        100%            100%


         Labor and related costs increased to $21.5 million for the third quarter of 1998 compared with $19.6 million for the same period in 1997. The average number of employees grew 2% from 2,493 to 2,542 as of September 30, 1998. The increase in labor and related costs for the third quarter of 1998 was due primarily to the additional headcount as well as higher salaries and costs of benefits.

         Fuel expense decreased to 1.5 cents per ASM for the third quarter of 1998 compared with 1.8 cents for the quarter ended September 30, 1997. Fuel expense decreased $.9 million spread over a 3% increase in capacity. The average price per gallon, including taxes and into plane fees, decreased 15% to 60.6 cents from 71.3 cents, primarily due to lower crude oil prices.

         Depreciation and aircraft rent increased 9% to $12.1 million for the third quarter of 1998 compared with $11.1 million for the same period of 1997. This increase was due primarily to higher aircraft rental incurred as a result of the acquisition of five CRJs during the last half of 1997 and an additional nine CRJs during the first nine months of 1998, offset by a reduction in rent expense on the BAe-146 aircraft which were returned to the lessor.

         Non-operating income/expense increased to $3.3 million for the third quarter of 1998 compared with $2.0 million for the third quarter of 1997. This increase is primarily due to a gain of $1.2 million related to the sale of aircraft equipment.


For the nine months ended September 30, 1998 and 1997

         Total revenues for the nine months ended September 30, 1998 increased 6% to $305.4 million compared with $288.3 million for the same period of 1997. Passenger revenue also increased 6% to $299.2 million in the first nine months of 1998 primarily due to a 12% increase in traffic, offset by a 6% lower yield per revenue passenger mile. In addition, ASA's load factor of 56.2% for the nine months ended September 30, 1998 was considerably higher than the same period of 1997 due to the increased passenger traffic.

         The factors which impact passenger revenue are detailed below:


                                               Nine Months Ended Sept. 30,
                                               1998                  1997
                                               ----                  ----
Revenue Passenger Miles (000,000)              771.1                 686.2
Passengers (000)                             2,992.6               2,818.2
Load Factor                                     56.2%                 50.5%
Average Passenger Yield                         38.8(cent)            41.2(cent)
Average Trip Length                            257.7                 243.5


         The Company's net income for the first nine months of 1998 increased 25% to $51.0 million compared with $40.8 million for the same period of 1997. Diluted earnings per common share for the first nine months of 1998 was $1.70 compared with $1.36 for the same period of 1997. The financial results for 1997 included a one-time after-tax accrual of $1.6 million or $.05 per share primarily related to the Company's decision to exercise its option for the early return of all BAe-146 aircraft to their lessor, as well as after-tax expense of $1.6 million or $.05 per share associated with the cancellation of the outstanding SARs and the adoption by the Company's shareholders of the 1997 Nonqualified Stock Option Plan during the second quarter of 1997.

         Operating expenses remained relatively constant at $231.3 million or
16.9 cents per ASM for the nine month period ended September 30, 1998 compared with $228.5 million or 16.8 cents per ASM for the nine month period ended September 30, 1997. Excluding (1) pre-tax option compensation/SARs expense of $2.6 million for the nine months ending September 30, 1997 and (2) the pre-tax accrual of $2.6 million in 1997 related to the early return of all BAe-146 aircraft to their lessor, operating cost per ASM would have been approximately
16.4 cents for 1997 compared with 16.9 cents for 1998.

         The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the nine month periods ended September 30, 1998 and 1997:

                                                Cost per ASM                   % Operating Cost
                                                Year to Date                      Year to Date
                                                  Sept. 30,                         Sept. 30,
                                           1998              1997             1998            1997
                                           -------------------------------------------------------
Labor and related                           4.5(cent)         4.3(cent)        27%             26%
Fuel                                        1.6               1.8               9              11
Direct maintenance                          2.8               3.0              16              17
Passenger related                           1.8               2.0              11              12
Depreciation and aircraft rent              2.6               2.5              16              15
Other                                       3.6               3.2              21              19
                                           ------------------------------------------------------
Total operating expense                    16.9(cent)        16.8(cent)       100%            100%


         Labor and related costs increased by 4% to $61.5 million for the nine months ended September 30, 1998 from $59.2 million for the nine months ended September 30, 1997. The average number of employees grew 3% from 2,479 to 2,556 as of September 30, 1998. As mentioned above, the Company's shareholders approved the Option Plan on May 21, 1997. During the first nine months of 1997, SARs expense of $2.6 million was recorded based on the closing price of the Company's stock on May 21, 1997. The Company does not intend to incur any additional SARs expense in the future. For the nine months ended September 30, 1997, labor and related costs without the option/SARs adjustments would have been 4.2 cents per ASM and 25% of total operating costs compared with 4.5 cents per ASM and 27% of total operating costs for the nine months ended September 30, 1998. The increase in 1998 was due primarily to the additional headcount as well as higher salaries and costs of benefits.

         Fuel expense decreased to 1.6 cents per ASM for the nine months ended September 30, 1998, compared with 1.8 cents for the same period in 1997. Fuel expense decreased $3.5 million spread over a 1% increase in capacity. The average price per gallon, including taxes and into plane fees, decreased 15% to
62.8 cents from 74.3 cents, due primarily to lower crude oil prices.

         Direct maintenance cost, excluding labor and related expenses, decreased 5% to $38.4 million for the nine months ended September 30, 1998. The lower expense was due primarily to the timing of maintenance inspections and overhauls of time controlled components. In mid-1997, ASA elected to exercise its option for the early return of all of its BAe-146 aircraft to their lessor. As a result, the first nine months of 1998 included less maintenance expense for the BAe-146 aircraft. The CRJs, which were first added to ASA's fleet during the second half of 1997, are all new aircraft and therefore are expected to have less maintenance costs than the BAe-146 aircraft and ASA's aging turboprop fleet. The CRJ aircraft are also expected to be used over longer routes which should create a higher capacity over which maintenance costs can be distributed.

         Passenger related expenses, which include a majority of the expenses under the caption "Reservation, commission and other" on the Company's Consolidated Statements of Income, were $25.4 million for the first nine months of 1998 compared with $26.7 million for the same period in 1997. This decrease was primarily attributable to lower rates for travel agency commissions.

         Depreciation and aircraft rent increased 7% to $36.0 million for the nine months ended September 30, 1998. This increase was due primarily to higher aircraft rental incurred as a result of the acquisition of five CRJs during the last half of 1997 and an additional nine CRJs during the first nine months of 1998, offset by a reduction in rent expense on the BAe-146 aircraft which were returned to their lessor.

         Other expenses increased to $48.8 million for the first nine months of 1998 compared with $43.6 million for the same period in the prior year. The increase in 1998 was primarily attributable to higher station rental and passenger-related expenses, and costs associated with negotiations related to the pilot contract.

         Non-operating income/expense for the first nine months of 1998 was $7.9 million compared with $5.0 million for the same period of 1997. This was primarily due to capitalized interest related to deposits on the CRJ aircraft and gains on the sale of aircraft equipment.

YEAR 2000

         The Year 2000 issue refers generally to the data structure problem that may prevent systems from properly recognizing dates after the year 1999. The Year 2000 issue affects information technology ("IT") systems, such as computer programs and various types of electronic equipment that process date information by using only two digits rather than four digits to define the applicable year, and thus may recognize a date using "00" as the year 1900 rather than the year 2000. The issue also affects some non-IT systems, such as devices which rely on a microcontroller to process date information. The Year 2000 issue could result in system failures or miscalculations, causing disruptions of a company's operations.

         The Company's State of Readiness

         The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company's Year 2000 compliance program has three phases: (1) identification, (2) assessment (including prioritization) and (3) remediation (including modification, upgrading, replacement and testing by third parties).

         Safety of Flight Systems. The Company has completed its review of the impact of Year 2000 issues on its aircraft fleet and onboard flight support systems (including a review of both IT and non-IT systems) and has determined that there are no safety-of-flight issues with respect to such systems. The Company has completed the identification phase with respect to the review of its onboard flight management systems, which maximize operating efficiency but are not essential to the safe operation of flights, and expects to complete the assessment phase during first quarter 1999 and the remediation phase during third quarter 1999. The Company also uses ground-based, safety-related computer systems and equipment which are vital to the maintenance of aircraft and the control of flight operations. The Company has completed the remediation phase with respect to such systems and equipment.

         Internal Business Systems. The Company's material internal business systems and equipment include computer hardware, software and related equipment, which are essential for flight scheduling and seat inventory management, finance systems (such as revenue management, revenue accounting and payroll) and other functions (such as internal voice and data communications, aircraft ground handling and baggage handling). The Company has completed the identification phase, and has started the assessment phase, for all of its material internal business systems and equipment. The assessment phase and the remediation phase with respect to such systems and equipment are expected to be completed during fourth quarter 1998 and second quarter 1999, respectively.

         Year 2000 issues relating to third parties. The Company is reviewing, and has initiated formal communications with, third parties which provide goods or services which are essential to its operations in order to determine the extent to which the Company is vulnerable to any failure by such material third parties to remediate their respective Year 2000 problems and resolve such problems to the extent practicable. These entities include other airlines, suppliers of infrastructure systems critical to the airline industry (such as the air traffic control and related systems of the U.S. Federal Aviation Administration and international aviation authorities, the

U.S. Department of Transportation and local airport authorities), and suppliers of aircraft fuel, utilities and communication services. The Company has completed the identification phase, and has started the assessment phase, with respect to such third-party systems. The assessment phase and the remediation phase with respect to such third-party systems are expected to be completed during the first and third quarter 1999, respectively.

         To the extent the Year 2000 problem has a material adverse effect on Delta's business, operations or financial condition, such Year 2000 problem could have a material adverse effect on the Company's business, results of operations and financial condition. Delta leases reservation equipment and terminal facilities to the Company, and provides certain services to the Company, including reservation and ground handling services. The Company has had formal communications with Delta regarding its Year 2000 compliance program and expects to complete the assessment and remediation phases with respect to Delta's systems at the same time it completes such phases with respect to other material third-party systems.

Costs to Address the Company's Year 2000 Issues

         The Company estimates that the total cost of achieving Year 2000 readiness for its internal systems and equipment will be less than $1.0 million. However, the Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments, which may result in increased costs.

The Company's Contingency Plans

         The Company is revising its existing business interruption contingency plans to address internal and external issues specific to the Year 2000 problem, to the extent practicable. Such revisions are expected to be completed by second quarter 1999. These plans, which are intended to enable the Company to continue to operate to the extent that it can do so safely, include performing certain processes manually; repairing or obtaining replacement systems; and changing suppliers. The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding the Company's internal systems and equipment during the assessment and remediation phases of its Year 2000 program and the status of third-party Year 2000 readiness.

The Risks of the Company's Year 2000 Issues

         The Company believes completed and planned modifications and conversions of its internal systems and equipment will allow it to resolve material problems created by the Year 2000 issue in a timely manner. However, there can be no assurance that the Company's systems will be Year 2000 compliant prior to December 31, 1999, or that the failure of any such system will not have a material adverse effect on the Company's business, operating results and financial condition. In addition, to the extent the Year 2000 problem has a material adverse effect on the business, operations or financial condition of third parties with whom the Company has material relationships, such as Delta, vendors, suppliers and customers, the Year 2000 problem could have a material adverse effect on the Company's business, results of operations and financial condition.

Part II- Other Information


Item 6.           Exhibits and Reports on Form 8-K

(a)               The following exhibits are filed as part of this report

                  10(a) First Amendment dated September 3, 1998 to Purchase Agreement No. P.A. - 0372 dated April 17, 1997 between Bombardier Inc. and Atlantic Southeast Airlines, Inc., and related letter agreements. Confidential treatment has been applied for with respect to certain provisions in this exhibit.

                  10(b) Purchase Agreement No. P.A. - 0430 dated September 3, 1998 between Bombardier Inc. and Atlantic Southeast Airlines, Inc., and related letter agreements. Confidential treatment has been applied for with respect to certain provisions in this exhibit.

                  27       Financial Data Schedule (for SEC use only)



(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         ASA Holdings, Inc.


                                    By:   /s/ Ronald V. Sapp
                                          ------------------
                                          Ronald V. Sapp

                                          Chief Financial Officer
                                    Senior Vice President - Finance



Date: November 16, 1998

                                  EXHIBIT INDEX


Exhibit No.                       Description
10(a)    First Amendment dated September 3, 1998 to Purchase Agreement No. P.A.
         - 0372 dated April 17, 1997 between Bombardier Inc. and Atlantic
         Southeast Airlines, Inc., and related letter agreements. Confidential treatment has been applied for with respect to certain provisions in this exhibit.

10(b)    Purchase Agreement No. P.A. - 0430 dated September 3, 1998 between
         Bombardier Inc. and Atlantic Southeast Airlines, Inc., and related letter agreements. Confidential treatment has been applied for with respect to certain provisions in this exhibit.

27       Financial Data Schedule (for SEC use only)