Form 10-K405
period 1998-12-31
ASA HOLDINGS INC
filed 1999-03-25
CIK 1023944

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1998

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

        100 HARTSFIELD CENTRE PARKWAY, SUITE 800, ATLANTA, GEORGIA 30354
             (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code: (404) 766-1400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.10 PAR VALUE
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 2, 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the $33.563 closing sales price of such stock on The Nasdaq Stock Market's National Market on that date, was approximately $551,535,845.

         As of March 2, 1999, the Registrant had 28,523,177 shares of Common Stock outstanding.

                               TABLE OF CONTENTS



                                                                                                                   PAGE
                                                                                                                  NUMBER
                                                                                                                  ------

   ?
Part I

           Item 1.    Business..............................................................................          1

                      Factors That May Affect Future Performance............................................         17

           Item 2.    Properties............................................................................         21

           Item 3.    Legal Proceedings.....................................................................         22

           Item 4.    Submission of Matters to a Vote of Security Holders...................................         23

Part II

           Item 5.    Market for Registrant's Common Equity and Related Stockholder
                      Matters...............................................................................         24

           Item 6.    Selected Financial Data...............................................................         25

           Item 7.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................................................         26

           Item 7A.   Quantitative and Qualitative Disclosures About Market Risk............................         36

           Item 8.    Financial Statements and Supplementary Data...........................................        F-1

           Item 9.    Changes in and Disagreements With Accountants on Accounting
                      and Financial Disclosure..............................................................         38

Part III

           Item 10.   Directors and Executive Officers of the Registrant....................................         39

           Item 11.   Executive Compensation................................................................         42

           Item 12.   Security Ownership of Certain Beneficial Owners and Management........................         49

           Item 13.   Certain Relationships and Related Transactions........................................         51

Part IV

           Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................         53

                                     PART I


ITEM 1.  BUSINESS

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the statements made in this Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by the Company or its officers, directors or employees, may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, those discussed in "Business--Factors That May Affect Future Performance" herein. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

GENERAL

         ASA Holdings, Inc. ("ASA Holdings") is a corporation existing under the laws of the State of Georgia. Its principal offices are located at 100 Hartsfield Centre Parkway, Suite 800, Atlanta, Georgia 30354 and its telephone number is (404) 766-1400.

         ASA Holdings is a holding company the principal assets of which are the shares of its wholly owned subsidiaries Atlantic Southeast Airlines, Inc., a Georgia corporation ("ASA"), and ASA Investments, Inc., a Delaware corporation ("ASA Investments"). ASA Holdings became the parent holding company for ASA and ASA Investments pursuant to a corporate reorganization that was effective after the close of business on December 31, 1996 (the "Reorganization"). ASA Holdings considers the airline business of ASA to be its only industry segment. All references herein to the "Company" shall refer collectively to ASA Holdings, ASA and ASA Investments, unless the context indicates otherwise.

         ASA is a certificated air carrier providing regularly scheduled, high frequency airline service between (i) Hartsfield Atlanta International Airport in Atlanta, Georgia (the "Atlanta hub") and 40 other airports in Alabama, Arkansas, Florida, Georgia, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, New York, North Carolina, Ohio, South Carolina, Tennessee, Virginia and West Virginia and (ii) Dallas/Fort Worth International Airport in Dallas, Texas (the "Dallas/Fort Worth hub") and 21 other airports in Arkansas, Kansas, Louisiana, Mississippi, Oklahoma and Texas. ASA is the largest regional carrier serving Hartsfield Atlanta International Airport with more flights per week than any other regional carrier. ASA currently operates approximately 4,160 flights per week. A majority of ASA's flights are utilized by business, government and military passengers to make connections with flights operated by Delta Air Lines, Inc. ("Delta") and other air carriers from the Atlanta and Dallas/Fort Worth hubs. Since 1984, ASA has operated as a "Delta Connection" carrier.

         The sole business of ASA Investments is to manage certain cash assets contributed to it by ASA Holdings and its other subsidiary.

RECENT DEVELOPMENTS

         AGREEMENT AND PLAN OF MERGER

         On February 15, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Delta and its wholly-owned indirect subsidiary Delta Sub, Inc. ("Purchaser"). The Merger Agreement provides for the acquisition of all of the common stock of the Company by Purchaser at a price of $34.00 per share, net to the seller in cash (the "Offer Price"). Pursuant to the Merger Agreement, Purchaser commenced a tender offer (the "Offer") for all outstanding shares of the Company's common stock, which Offer expired at midnight on March 19, 1999. As a result of the Offer, Purchaser acquired approximately 18 million shares of the Company's common stock (about 88% of the outstanding shares not already beneficially owned by Delta prior to the beginning of the Offer).

         The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth in the Merger Agreement, following the purchase of shares pursuant to the Offer, Purchaser will be merged with and into the Company (the "Merger"). Following consummation of the Merger, Purchaser will cease to exist and the Company will continue as the surviving corporation (the "Surviving Corporation") and a wholly-owned indirect subsidiary of Delta.

         At the effective time of the Merger (the "Effective Time"), each share outstanding immediately prior to the Effective Time (other than shares held by the Company as treasury stock or owned by Delta or any of its subsidiaries or shares as to which dissenters' rights have been exercised under the Georgia Business Corporation Code ("Excluded Shares")) will be converted automatically into the right to receive $34.00 in cash, without interest.

         The consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including, if required under the Georgia Business Corporation Code, the adoption of the Merger Agreement by the affirmative vote of the shareholders of the Company holding a majority of the outstanding shares. The Company has agreed to convene a special meeting of its shareholders as promptly as practicable for such purpose. As a result of the consummation of the Offer, Purchaser has sufficient voting power to adopt the Merger Agreement without the vote of any other shareholder.

         As a result of the consummation of the Offer, Delta is entitled pursuant to the Merger Agreement to designate a certain number of directors to the Company's Board. The Merger

Agreement also provides that the Company will use its reasonable best efforts to cause at least two persons who are not employees of the Company or affiliated with Delta to be members of the Company's Board until the Merger is consummated. Pursuant to the foregoing provisions, all incumbent directors of the Board except for Messrs. Parker H. Petit and Jean A. Mori are expected to resign effective the close of business on March 25, 1999, and the following five designees of Delta will be appointed and elected to fill these vacancies on the Board effective March 26, 1999: Messrs. Maurice W. Worth, Malcolm B. Armstrong, Warren C. Jenson and Frederick W. Reid and Ms. Vicki B. Escarra.

         COMMERCIAL ARRANGEMENTS BETWEEN DELTA AND THE COMPANY

         The following summarizes the existing relationship between the Company and Delta.

         MARKETING AND CODE SHARING ARRANGEMENTS BETWEEN THE COMPANY AND DELTA

         ASA has operated from a hub in Atlanta since 1984 and a hub in Dallas/Fort Worth since late 1986 as a "Delta Connection" carrier pursuant to a marketing agreement with Delta (the "Delta Connection Agreement"). The Delta Connection Agreement was originally entered into on August 6, 1984 and was restated or amended several times subsequently. The Delta Connection Agreement was originally terminable by either party upon 180 days' advance written notice; however, since December 31, 1994, the Delta Connection Agreement has been terminable by either party thereto on 30 days' prior written notice.

         Under the Delta Connection program, all of ASA's flights are promoted as part of the Delta route network in computer systems used by travel agents and in advertising and published timetables, and all ASA flights carry the Delta designator code. ASA flights are sold on Delta ticket stock, and all revenue from ASA ticket sales by travel agents are remitted to Delta. Delta handles ASA's reservations calls. Customer payments for tickets purchased from agents or at Delta city ticket offices for ASA's flights are remitted to Delta. ASA and Delta split revenues (less certain costs of sales) in accordance with an agreed-upon revenue proration arrangement. Under this arrangement, ASA is paid all revenue (less agreed expenses) for tickets sold to passengers not connecting to a Delta-operated flight (i.e. local traffic). Revenue for passengers traveling on a ticket with an ASA flight connecting to a Delta-operated flight are prorated between Delta and ASA using a proration methodology that considers the mileage of the flight segments flown and the relative cost of the service provided, minus certain costs of sales, with adjustments made for international tickets.

         Delta and the Company have had various discussions in the past regarding certain aspects of the revenue allocation and cost sharing arrangements related to their marketing alliance. Prior to the parties' execution of the Merger Agreement, Delta proposed significant changes to the revenue reallocation and cost sharing arrangements, which, if implemented, would have a substantial negative impact on the future financial performance of the Company. See "Factors That May Affect Future Performance -- Relationship with Delta."

         DELTA OWNERSHIP OF SHARES; STOCK AGREEMENT

         On June 19, 1986, Delta purchased from Atlantic Southeast Airlines, Inc. 2,665,000 shares pursuant to a stock purchase agreement dated May 28, 1986 (the "Original Stock Agreement") between the two companies. After giving effect to the issuance of these shares, Delta's investment represented approximately 20% of the then outstanding number of shares. On December 27, 1989, Delta assigned and transferred to Delta Air Lines Holdings, Inc. ("Delta Holdings") all of the shares then owned by Delta. On March 17, 1997, following the Company's 1996 Reorganization, the Company, Atlantic Southeast Airlines, Inc., Delta and Delta Holdings entered into an amended agreement (the "Stock Agreement"), containing terms and conditions which are substantially the same as those contained in the Original Stock Agreement. At December 31, 1998, after giving effect to previous stock splits and share repurchases, Delta held 7,995,000 shares, or approximately 28% of the Company's outstanding shares.

         Pursuant to the Stock Agreement, as long as Delta beneficially owns at least 10% of the outstanding shares of the Company's common stock, either Delta or Delta Holdings has the right to cause the Company (i) to include in its slate of nominees for election to the Company's Board of Directors (the "Board of Directors" or the "Board") at least two designees of Delta or Delta Holdings who are reasonably acceptable to the Company, and (ii) to use its reasonable best efforts to assure that these individuals are elected to the Board. Delta's only designee to the Board resigned from that position effective March 31, 1997, and since that time, notwithstanding its right under the Stock Agreement to nominate two designees for election to the Board, neither Delta nor any of its affiliates have nominated any designees to, or had any representatives on, the Board. The Stock Agreement also grants Delta and Delta Holdings certain demand and piggyback registration rights and preemptive rights, and grants the Company a right of first refusal in respect of certain sales by Delta or Delta Holdings of shares of the Company's common stock to persons pursuant to a demand registration or in a private sale.

ROUTE SYSTEM

         As of March 2, 1999, ASA's route system included service between the Atlanta hub and 40 other airports in Alabama, Arkansas, Florida, Georgia, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, New York, North Carolina, Ohio, South Carolina, Tennessee, Virginia and West Virginia. ASA also operates a similar hub and spoke operation in Dallas/Fort Worth. As of March 2, 1999, ASA provided service from the Dallas/Fort Worth hub to 21 airports in Arkansas, Kansas, Louisiana, Mississippi, Oklahoma and Texas. For information regarding ASA's operating fleet, see "Flight Equipment."

         ASA's flight schedules are structured to facilitate the connection of its passengers with Delta's flights at the Atlanta and Dallas/Fort Worth hubs. Approximately 84% of ASA's passengers connected with or from Delta flights at the Atlanta or Dallas/Fort Worth hubs. See "Delta Connection."

The following tables describe ASA's route system as of March 2, 1999:

                                  ATLANTA HUB


                                              Air Mileage                Date Service
         Airport Served                    From Atlanta Hub              Commenced
-------------------------------------------------------------------------------------

Albany, GA                                     146                           8/1/82
Alexandria, LA                                 500                          12/1/95
Asheville, NC                                  164                           8/1/82
Augusta, GA                                    143                          4/24/83
Brunswick, GA                                  238                           6/1/81
Charleston, WV                                 363                           2/1/86
Charlotte, NC                                  227                           4/1/91
Chattanooga, TN                                106                           6/1/91
Cleveland, OH                                  554                          11/1/97
Columbus, GA                                    83                          6/27/79
Columbus, MS                                   241                         12/15/84
Detroit, MI                                    594                          12/1/97
Dothan, AL                                     171                         10/31/82
Evansville, IN                                 350                           6/1/89
Fayetteville, AR                               589                           3/2/99
Fayetteville, NC                               331                          11/1/85
Florence, SC                                   273                          9/11/92
Fort Walton Beach, FL                          250                         11/15/82
Gainesville, FL                                300                          10/1/85
Greensboro/High-Point/
    Winston-Salem, NC                          306                           6/1/91
Greenville/Spartanburg, SC                     153                          4/25/82
Gulfport/Biloxi, MS                            352                           3/2/91
Jackson, MS                                    341                           4/4/93
Jacksonville, NC                               399                         12/15/92
Lafayette, LA                                  503                          12/1/95
Lexington, KY                                  303                         12/15/90
Louisville, KY                                 321                           4/4/93
Lynchburg, VA                                  389                           7/1/94
Macon, GA                                       79                          3/20/80
Meridian, MS                                   267                          11/1/84
Montgomery, AL                                 147                           6/1/82
Myrtle Beach, SC                               317                           9/1/86
New York, NY - JFK*
     Cleveland, OH                             425                          11/1/97
     Detroit, MI                               508                          12/1/97
Panama City, FL                                247                           3/1/84
Roanoke, VA                                    357                         12/15/85
Tallahassee, FL                                223                         12/15/85

                                  ATLANTA HUB


                                              Air Mileage                Date Service
         Airport Served                    From Atlanta Hub              Commenced
-------------------------------------------------------------------------------------

Tri-Cities, TN                                 227                         10/31/82
Valdosta, GA                                   208                           9/9/81
Wichita, KS                                    781                           3/2/99
Wilmington, NC                                 377                          9/17/90

----------------

* New York is served from the Cleveland and Detroit airports.


                             DALLAS/FORT WORTH HUB


                                         Air Mileage From
                                         Dallas/Fort Worth               Date Service
         Airport Served                        Hub                       Commenced
-------------------------------------------------------------------------------------

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

         The aviation trust fund tax, a 10% federal excise tax on tickets sold, expired effective January 1, 1996, was reinstated effective August 27, 1996, expired again effective January 1, 1997, and was reinstated again effective March 7, 1997 through September 30, 1997. Congress recently passed legislation reimposing and significantly modifying the ticket tax. The legislation includes the imposition of new excise tax and segment fee tax formulas to be phased in over several years, an increase in the international departures tax, the imposition of a new arrivals tax, and the extension of the ticket tax to cover items such as frequent flyer miles. The federal excise tax in effect from October 1, 1997 through September 30, 1998 was 9% on domestic tickets plus $1.00 per segment flown for non-rural domestic airports. A segment is defined as a take-off and a landing. Effective October 1, 1998 and for the period through September 30, 1999, the federal excise tax is 8% on domestic tickets plus $2.00 per segment flown for non-rural domestic airports. In addition, legislation that was effective in 1992 allows public airports to impose passenger facility charges of up to $3.00 per departing or connecting passenger. Price competition may have an impact on ASA's ability to pass these charges on to its customers. See "Competition and Industry Considerations."

FLIGHT EQUIPMENT

         As of March 2, 1999, ASA's operating fleet consisted of 71 turboprop airplanes, 12 of which seat 66 passengers and the remaining 59 of which seat 30 passengers, and 19 jets which seat 50 passengers each. The age of this fleet ranged from less than one year to 14 years. The following table describes ASA's current operating fleet as of March 2, 1999:

                                     Number of           Number of
           Aircraft Type          Aircraft Owned      Aircraft Leased     Average Age
-------------------------------------------------------------------------------------

ATR-72 Turboprop                        4                   8             5.4 years
(66 passenger capacity)

Embraer Brasilia                       57                   2             9.8 years
Turboprop (EMB-120)
(30 passenger capacity)

Canadair Regional Jet-200              --                  19              .9 years
(50 passenger capacity)

         ASA's Embraer Brasilia EMB-120 turboprop aircraft ("Brasilias") operate on mainly medium to long-haul routes from the Atlanta and Dallas/Fort Worth hubs. ASA's Brasilias are very fuel efficient and, because of their operating economy, can provide high frequency service in markets with relatively low volumes of passenger traffic. These aircraft are powered by two Pratt & Whitney turboprop engines and accommodate 30 passengers. ASA leases two of the Brasilias pursuant to operating leases, which expire in June 1999 and December 1999, respectively.

         As of March 2, 1999, ASA operated 12 ATR-72 turboprop aircraft ("ATRs") from the Atlanta hub. ASA initially used the ATRs to replace smaller aircraft in order to increase capacity in existing markets and more recently has used the ATRs to replace its BAe Jets discussed below. The ATRs are 66-passenger aircraft, powered by two Pratt & Whitney turboprop engines, and are built by Avions de Transport Regional, a joint enterprise involving Alenia-Aeritalia & Selenia S.P.A., an Italian aircraft manufacturer, and Aerospatiale Societe Nationale Industrielle, a French aircraft manufacturer. ASA leases eight ATRs pursuant to a lease with a seven-year term expiring in June 2002. ASA also owns four ATRs, the majority of the purchase price of which was provided by bank financing. ASA has an option to acquire 16 additional ATRs, which must be exercised and aircraft delivered before December 31, 2000.

         In 1997, ASA exercised its option for the early return of all five British Aerospace BAe 146-200 jets ("BAe Jets"), and they were removed from operation and returned to the lessor by the end of the first quarter of 1998.

         In April 1997, ASA executed an acquisition agreement with Bombardier, Inc. ("Bombardier") for 30 Canadair Regional Jet-200 aircraft ("CRJ-200"), a 50-passenger jet, with options to acquire an additional 60 aircraft. Delivery of these aircraft began in August 1997, and ASA acquired a total of 17 CRJ-200 aircraft as of December 31, 1998 through operating leases with 16.5 year terms. The 13 remaining aircraft are scheduled to be delivered at a rate of one per month until January 2000. On September 3, 1998, ASA entered into an amendment to this acquisition agreement with Bombardier. Under the terms of the amendment, ASA exercised options to acquire 15 additional CRJ-200 aircraft. Delivery of the 15 additional CRJ-200s is scheduled to start in February 2000 and continue through June 2001 at an approximate rate of one aircraft per month.

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

         On September 3, 1998, ASA entered into a second acquisition agreement with Bombardier for 12 Canadair Regional Jet-700 aircraft ("CRJ-700"), a 70-passenger jet. Delivery of the CRJ-700 aircraft is scheduled to commence in the fourth quarter of 2001 and be completed in the first quarter of 2003. The value including spares of the additional 15 CRJ-200 and the 12 CRJ-700 aircraft is approximately $575 million. ASA plans to use the new CRJs for growth in new long-haul markets as well as to replace some turboprop aircraft on existing routes from its Atlanta hub.

         As of December 31, 1998, ASA pledged 30 of the Brasilias it owns and all four of the ATRs it owns, as well as a portion of its spare parts, to secure long-term indebtedness of ASA.

PERSONNEL AND OPERATIONS

         ASA's employees perform a substantial portion of ASA's operations, including ticketing, maintenance, ground and in-flight service and training. Substantially all the maintenance and repairs on ASA's aircraft (except for major engine, propeller and component overhauls as well as major airframe checks) are performed by ASA's maintenance personnel. As of March 2, 1999, ASA had approximately 2,669 employees, of which 1,253 were flight personnel, 974 were ground service personnel, 306 were maintenance personnel and the remainder were management, supervisory and clerical employees. As of March 2, 1999, ASA Holdings had three employees, all of whom provide management services for ASA Holdings' subsidiaries, and ASA Investments had two employees, both of whom were management employees.

         Approximately 24% of ASA's workforce are members of unions representing pilots and flight attendants. In September 1988, ASA's flight attendants voted to be represented by the Association of Flight Attendants ("AFA"). The current collective bargaining agreement between ASA and AFA was entered into in September 1997 and is amendable in 2002. In 1987, the Air Line Pilots Association ("ALPA") was certified to represent ASA's pilots. The current collective bargaining agreement between ASA and ALPA became effective September 15, 1998 and is amendable in September 2002. On November 10, 1998, the Transport Workers Union was certified to represent ASA's dispatchers. Negotiations for an initial collective bargaining agreement have not yet begun. ASA is aware that the International Association of Machinists and Aerospace Workers is currently soliciting employees in a purported craft or class of ramp workers employed by ASA for purposes of submitting a petition to represent such workers, although to the knowledge of representatives of ASA, no such petition is currently pending. See "Regulation--Labor Regulation" regarding the procedures applicable to the negotiation of such collective bargaining agreements. There are no union affiliations with any other groups of employees of ASA, ASA Holdings or ASA Investments.

         ASA operates as a Delta Connection carrier pursuant to a marketing program with Delta. See "Commercial Arrangements Between Delta and the Company." ASA is also a party to interline passenger, reservation, ticketing and baggage agreements with each of the other major air carriers with which ASA transacts any significant amount of business. See "Fares."

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

AVIATION FUEL

         ASA's operations are significantly affected by the availability and price of aviation fuel. Fuel costs, including taxes and "into plane" fees, constituted 9.29% of the Company's operating costs in 1998. Based on ASA's fiscal 1998 fuel consumption, every $0.01 change in the average annual price per gallon of aviation fuel caused an approximate $374,000 change in ASA's annual fuel expense. The following table shows ASA's fuel consumption and costs for fiscal years 1998, 1997 and 1996:

                                                                    Average Price              Percent of
Fiscal Year           Gallons Consumed             Cost               Per Gallon            Operating Expense
-----------           ----------------             ----             -------------           -----------------
  1998                   46,439,341            $29,141,584              $0.63                     9.29%
  1997                   44,872,864            $32,988,262              $0.74                    10.79%
  1996                   43,356,461            $33,479,356              $0.77                    11.54%

         Aircraft fuel expense decreased 11.7% in 1998 compared with 1997, primarily because the average fuel price per gallon decreased 14.9% to $0.63 cents per gallon and aircraft fuel consumption increased 3.5%. See "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Changes in aviation fuel prices have an industry-wide impact and will tend to affect ASA's competitors in the same manner as ASA. There can be no assurance that ASA will be able to increase its fares in response to any future increases in fuel prices. See "Competition and Industry Considerations."

         ASA currently obtains approximately 49% of its fuel requirements from Chevron USA, Inc. at the Atlanta hub and approximately 22% of its fuel requirements from various fuel suppliers at the Dallas/Fort Worth hub. ASA obtains the rest of its fuel requirements from various suppliers at other airports.

         ASA's fuel contracts do not provide protection against price increases or for assured availability of supplies. Although ASA is currently able to obtain adequate supplies of fuel, it is impossible to predict the future availability or price of fuel. Political disruptions involving oil producing countries; changes in government policy concerning aircraft fuel production, transportation or marketing; changes in the fuel tax; changes in aircraft fuel production capacity; environmental concerns and other unpredictable events may result in fuel supply shortages and fuel price increases in the future. ASA's business could be significantly adversely affected by such shortages and price increases. See "Factors That May Affect Future Performance -- Fuel Cost and Supply."

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

         Since 1984, ASA operated from the Atlanta and Dallas/Fort Worth hubs as a Delta Connection carrier pursuant to a marketing agreement with Delta. Cooperative advertising programs with Delta, such as Delta's frequent flyer program and Delta Dream Vacations, are used to promote ASA's flights to the Atlanta and Dallas/Fort Worth hubs, and Delta's services from Atlanta and Dallas/Fort Worth to various long-haul destinations.

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

         ASA does not accrue for incremental costs associated with the Delta frequent flyer program's mileage accumulation because the impact is immaterial both on a quarterly and annual basis. ASA's management believes that the low percentage of free passenger miles, its load factor and the restrictions applied to free travel awards minimize the displacement of revenue passengers and that the displacement that occurs is not significant. ASA expenses all incremental costs of providing earned free travel awards under Delta's frequent flyer program as incurred. ASA makes payments to Delta for Delta frequent flyer mileage earned by passengers flying on ASA's routes where those passengers do not connect to Delta flights. ASA does not receive any payments related to providing carriage to passengers utilizing frequent flyer mileage earned on Delta flights.

COMPETITION AND INDUSTRY CONSIDERATIONS

         Management of ASA believes that its services are utilized primarily by business, government and military travelers. ASA competes primarily with other air carriers and, particularly with respect to its shorter flights, with ground transportation such as automobiles and buses.

         Delta provides air service from the Atlanta hub to approximately 28% of the airports served by ASA out of Atlanta. Under the Delta Connection program, ASA's flights are coordinated for timely connections with Delta. The flights provided by Delta and ASA to the same markets are scheduled at different times. ASA generally provides service to these markets at times when ASA can more efficiently serve the market. Other air carriers provide service from the Atlanta hub to approximately 13% of the airports served by ASA.

         ASA competes with American/American Eagle in all of the Company's markets operated from the Dallas/Fort Worth hub.

         The airline industry historically has been highly competitive. ASA's management believes that its ability to compete with ground transportation and other air carriers depends upon the public acceptability of its aircraft and ASA's provision of convenient, frequent and reliable service to its markets at reasonable rates.

         Air carriers' profit levels are highly sensitive to, and during recent years have been impacted by, changes in fuel costs, fare levels and passenger demand. Passenger demand and fares can be affected by, among other things, the general state of the economy, international events and actions taken by other air carriers with respect to fares. See "Economy" and "Seasonality."

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

SEASONALITY

         ASA's operations at the Atlanta and Dallas/Fort Worth hubs are primarily dependent upon business, government and military related travel and generally are not subject to wide seasonal variations. However, some seasonal decline in business travel does occur at these hubs during holiday periods and during portions of the winter months (i.e., December, January and February). ASA estimates that leisure travel accounted for approximately 20% of ASA's passengers during 1998. Leisure travel generally increases during the summer months and at holiday periods. Demand for air travel, especially by leisure and other discretionary customers, is also affected by factors such as favorable economic conditions and fare levels. See "Fares" and "Economy." ASA's operations are also unfavorably affected by inclement weather which results in canceled flights, particularly during winter months.

         The following chart indicates the number of passengers carried by ASA by quarter during its last three fiscal years:

          Year        1st Quarter     2nd Quarter      3rd Quarter     4th Quarter
          ----        -----------     -----------      -----------     -----------
          1998          869,162        1,061,502        1,061,926       1,034,356

          1997          836,455          992,521          989,255         956,386

          1996          836,902          985,747          931,812         877,660

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

         Under the Act, the DOT has the authority to designate ASA as an "essential air carrier" in any community in which it is the only carrier providing service and that is an "essential air service community." Except for such "essential air carrier" service, the economic deregulation of the airline industry permits unrestricted competition with respect to ASA's routes, services, fares and rates. An air carrier that serves an "essential air service community" is required to give advance notice to the DOT if it plans to terminate service to that community. ASA is currently the only air carrier that provides service between the Atlanta hub and the following "essential air service communities:" Albany, Brunswick, Columbus, Macon and Valdosta, Georgia; Columbus, Gulfport and Meridian, Mississippi; Asheville, North Carolina; Dothan, Alabama; and Fort Walton Beach, Gainesville and Panama City, Florida. The service provided by ASA to these "essential air service communities" is on an unsubsidized basis.

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

         LABOR REGULATION. The Railway Labor Act ("RLA") governs the labor relations of air carriers and employees in the airline industry. Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively along craft or class lines and imposing a duty upon air carriers and their union represented employees to make reasonable efforts to make and maintain collective bargaining agreements. ASA has collective bargaining agreements with two unions which represent its pilots and flight attendants. Negotiations for an initial collective bargaining agreement with the Transport Workers Union, which has been certified to represent ASA's dispatchers, have not yet begun. See "Personnel and Operations." Under the RLA, collective bargaining agreements do not terminate, but instead become amendable on a particular date agreed upon by the air carrier and the union. The existing collective bargaining agreement remains in force while a new collective bargaining agreement is being negotiated. Should the parties be unsuccessful in achieving a new amended collective bargaining agreement through direct negotiations, either party may petition the National Mediation Board ("NMB") for the appointment of a federal mediator to assist the parties with their negotiations. Following appointment by the NMB of a mediator to assist the parties, the parties are required to remain in mediation under the auspices of the NMB until the parties reach a new agreement or the NMB determines, in its sole discretion, that the parties will be unable to reach a new agreement through mediation. Upon making such a determination, the NMB will proffer arbitration to the parties for the purpose of resolving their negotiating differences. If either party rejects the proffer of arbitration, the parties will enter a thirty day "cooling off period" during which the status quo must be maintained. At the end of the thirty day cooling off period, unless a Presidential Emergency Board has been convened, the parties are free to engage in economic self help. For the union, this includes the right to strike. For the carrier, this may include the right, depending upon the circumstances, to impose new terms and conditions of employment on the employees.

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

INSURANCE

         For the fiscal year ended December 31, 1998, ASA maintained insurance coverage with major insurance carriers with coverage up to $30 million for damage per aircraft and $500 million of third party liability per occurrence (for personal injury and property damage). The per aircraft deductibles range from $50,000 to $250,000 depending on the type of aircraft. In addition, ASA carries Hull War Risk coverage on certain aircraft where ASA believes, based on information currently available to it, such insurance is necessary to protect it and its property against material loss. ASA also maintains workers compensation insurance in compliance with state law in each state in which ASA operates. ASA does not maintain business interruption insurance.

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

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

         RELATIONSHIP WITH DELTA

         A substantial portion of the Company's business is dependent on the Company's relationship with Delta. The Delta Connection Agreement is subject to termination by either party for any reason or no reason upon 30 days' written notice to the other party. The termination of the Delta Connection Agreement or any material modification of its terms may have a material adverse effect on the Company. The Company is particularly dependent on the proration methodology by which the Company and Delta share revenues and the markets in which Delta allows the Company to operate using the "DL" designator code. As a result of the Delta Connection Agreement, the Company's business is sensitive to events and risks affecting Delta. Delta's decisions regarding flight routes, marketing programs and other operational matters, or the occurrence of any event adversely affecting Delta, could have a material adverse effect on the Company.

         Based upon discussions between Delta and the Company's management with respect to revenue reallocation and cost sharing arrangements proposed by Delta as part of the negotiation for renewing the Delta Connection Agreement with the Company, the terms proposed by Delta would, in management's view, be likely to reduce the Company's net income approximately $21 million in 1999 and approximately $45-55 million in each of the four years thereafter from the net income the Company previously projected. In addition, Delta proposed other changes which would adversely affect the future financial performance of the Company, including proposals to impose upon the Company new charges for the payment of overrides to travel agents' commissions, to specify markets into which the Company's regional jets would be deployed, and to impose fees for passengers not connecting with Delta flights and service performance penalties. If the transactions contemplated by the Merger Agreement are not consummated, a renegotiation of the Delta Connection Agreement to include such proposed terms would have a material adverse effect on the Company and its results of operations.

         FUEL COSTS AND SUPPLY

         Fuel costs represented 9.29% of the Company's total operating expenses in 1998. Fuel prices, which can be volatile and are largely outside of ASA's control, can have a significant impact on the Company's operating results. At ASA's current rate of consumption, every $0.01 increase in the price paid for fuel represents an approximate $374,000 increase in ASA's annual operating expenses. ASA's fuel supply contracts do not assure the price or availability of fuel. ASA enters into fuel swap contracts to manage risk associated with changes in aircraft fuel prices. Under these contracts, ASA receives or makes payments based on differences between fixed and variable prices for certain fuel commodities. Gains or losses from fuel swap contracts are deferred and recognized as a component of fuel expense when the underlying fuel being hedged is used. At December 31, 1998, ASA had a contract covering approximately 10% of its projected 1999 aircraft fuel requirements. Historically, the Company has not closed any contracts prior to the execution of the underlying purchase transactions, nor have any of the purchase transactions failed to occur. At December 31, 1998, the fair value of ASA's swap contract, representing the amount ASA would pay if the contract was closed, was immaterial. Increases in the price of fuel or reductions in the availability of fuel supplies, as well as ASA's inability to pass on increased fuel costs to consumers due to economic or competitive conditions, could have a material adverse effect on the Company's financial condition and results of operations.

         AIRCRAFT FLEET

         As of March 2, 1999, ASA's aircraft fleet consisted of 12 ATRs, 59 Brasilias and 19 CRJ aircraft. ASA's operations could be materially adversely affected by the failure of the respective suppliers of these aircraft to provide additional aircraft, parts or related support services on a timely basis. In addition, the issuance of FAA airworthiness directives affecting ASA's aircraft or the need for unanticipated fleet maintenance could interrupt ASA's fleet service, which could have a material adverse effect on the Company. In 1997, ASA exercised its option to return all five of its BAe jets in connection with its proposed acquisition of the new CRJ aircraft. While ASA expects to take delivery of remaining CRJ aircraft under the terms of its agreement with

Bombardier, ASA's operations could be materially adversely affected by Bombardier's failure to deliver such future shipments of the CRJs on a timely basis.

         FINANCIAL AND OPERATING LEVERAGE

         As is characteristic of the airline industry, ASA operates with a high degree of financial and operating leverage. As of December 31, 1998, ASA had $72.8 million in outstanding long-term debt, with annual payments of approximately $18.7 million committed to such obligations in 1999. Payments committed to aircraft operating leases in 1999 amount to approximately $30.3 million. In addition, the Company's acquisition of additional aircraft, including the CRJs, will result in increased leverage in the form of additional operating lease obligations. ASA's leverage will require significant periodic cash payments and may make ASA more vulnerable to the cyclical and seasonal nature of the airline industry. Unlike the revenues generated by any particular flight, the expenses incurred by ASA do not always vary proportionately with the number of passengers carried and the fares charged for each flight. Accordingly, decreases in the number of passengers carried could cause a significant decrease in profits if not offset by higher fares.

         BRAZILIAN DEFAULT RISK

         In connection with its acquisition of the Brasilia aircraft, ASA negotiated to obtain the right to receive interest rate subsidies from the Federative Republic of Brazil under the country's export support program. From 1996 to 1998, these subsidies represented an average of approximately $2.2 million in annual credits against ASA's interest payment obligations related to debt associated with the Brasilia aircraft, and such subsidies would be jeopardized if the government of Brazil fails to meet its obligations under the export support program. From time to time, the Brazilian government has experienced economic conditions that have impaired the creditworthiness of such governmental obligations. There can be no assurance that a default on the subsidies will not occur under the export support program.

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

         LABOR RELATIONS

         Approximately 24% of ASA's workforce are members of the unions representing pilots and flight attendants. In 1995, collective bargaining agreements with both of these unions became amendable. In September 1997, ASA and AFA, the flight attendants' union, entered into a new collective bargaining agreement that is amendable in 2002. In August 1998, ASA and the pilots' union, ALPA, approved a new collective bargaining agreement that became effective September 15, 1998 and is amendable in September 2002. On November 10, 1998, the Transport Workers Union was certified to represent ASA's dispatchers. Negotiations for an initial collective bargaining agreement between ASA and that union have not yet begun. ASA is aware that the International Association of Machinists and Aerospace Workers is currently soliciting employees in a purported craft or class of ramp workers employed by ASA for purposes of submitting a petition to represent such workers, although to the knowledge of representatives of ASA, no such petition is currently pending. See "Regulation--Labor Regulation." There can be no assurance that ASA will be able to settle any future contract negotiations without wage increases, work rule changes or other provisions that could have a material adverse effect on the Company's operations or financial performance. In addition, any cessation or disruption of operations due to any strike or work action could have a material adverse effect on the Company and its financial performance.

         RISKS RELATING TO YEAR 2000 ISSUES

         The Year 2000 issue refers generally to the data structure and processing problems that may prevent systems from properly processing date-sensitive information when the year changes to 2000. The Year 2000 problem could result in system failures or miscalculations, causing disruptions of a company's operations. As a result, in less than a year, certain information technology ("IT") and non-IT systems may need to be upgraded to address Year 2000 problems. IT and non-IT systems are critical to the Company's operations. The Company believes completed and planned modifications and conversions of its internal systems and equipment will allow it to resolve material problems created by the Year 2000 issue in a timely manner. However, there can be no assurance that the Company's systems will properly address Year 2000 issues prior to December 31, 1999, or that the failure of any such system will not have a material adverse effect on the Company's business, operating results and financial condition. To the extent the Year 2000 problem has a material adverse effect on the business, operations or financial condition of third parties with whom the Company has material relationships, such as Delta, vendors, suppliers and customers, the Year 2000 problem could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, customers may alter their travel arrangements at the end of 1999 and the beginning of 2000 due to concerns regarding risks and problems related to flying at the turn of the millennium. To the extent travelers are reluctant to fly during fourth quarter 1999 and first quarter 2000, the Year 2000 issue could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 2.  PROPERTIES

         ASA entered into agreements with other air carriers to provide ground handling services (either directly or through outside vendors) to ASA in 25 of the cities it serves. In addition, ASA performs ground handling services for other air carriers at eight airports. ASA maintains ticketing, gate and baggage claim facilities at each of the other airports it serves pursuant to direct leases or use agreements with local airport authorities or other carriers. ASA leases its apron, gate, ticketing and baggage claim facilities at the Dallas/Fort Worth hub from Delta pursuant to a Ground Service Agreement. At 20 airports, ASA operates under month-to-month use agreements. ASA is currently negotiating seven other leases that have expired. ASA is operating month to month at these airports. The leases or use agreements at the remaining airports have remaining terms generally ranging from one month to 12 years.

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

         ASA's lease of a maintenance facility in Texarkana, Arkansas has expired, and ASA currently is a tenant at will with respect to this facility. Substantially all the maintenance and repairs on ASA's aircraft operating from the Dallas/Fort Worth hub are performed at this facility (except for major engine, propeller and component overhauls as well as major airframe checks).

In addition, ASA maintains a limited inventory of spare parts and has maintenance personnel at the Dallas/Fort Worth hub.

         During 1996, ASA relocated all of its operations to 15 gates on Concourse C North at the Atlanta hub. The relocation has significantly enhanced the convenience of connections between flights operated by ASA and Delta in Atlanta.

         ASA Holdings and ASA maintain their principal offices and ASA's training center in approximately 45,000 square feet of office space at 100 Hartsfield Centre Parkway, Suite 800, Atlanta, Georgia, under a lease expiring on March 31, 2006.

         ASA's operations control center, located at its principal offices in Atlanta, provides weather information, fuel information, weight limitations, routing instructions and other information to ASA's pilots.

ITEM 3.  LEGAL PROCEEDINGS

         On February 25, 1999, Mala Nebenzahl and Alex Pappas ("Plaintiffs"), on behalf of themselves and other shareholders of the Company, filed a putative class action complaint in the Superior Court of Fulton County in the State of Georgia against the Company and its directors (collectively, the "ASA Defendants") and Delta, seeking, among other things, to enjoin the Offer and Merger or to rescind the Offer or Merger transactions if either is consummated. On March 9, 1999, the parties entered into a memorandum of understanding setting forth the terms of an agreement-in-principle to settle this litigation, including the payment of Plaintiffs' legal fees up to $400,000, subject to court approval. Pursuant to the memorandum of understanding, the Company, Delta and Purchaser have amended the Merger Agreement to eliminate the $5 million break-up fee that would otherwise have been payable to Delta if the Merger Agreement were to be terminated as a result of the Company receiving and accepting a superior offer for its shares. The proposed settlement is subject to the approval of the Fulton County Superior Court.

         On March 18, 1999, the Company received a letter from Private Capital Management, Inc. ("PCM"), a company claiming to exercise discretionary control over 246,300 shares of Company stock. The letter contends that one of PCM's clients may have initiated a lawsuit in connection with the Offer and/or the Merger. The Company, however, has not received any summons in respect of, nor does it have any knowledge of, any legal action relating to the Offer or the Merger being taken other than the lawsuit initiated by Mala Nebenzahl and Alex Pappas which is described above.

         There are no other material legal proceedings pending in which the Company is a party or to which any of the Company's property is subject. In addition, in the opinion of its management, ASA maintains insurance policies of types customary in the airline industry and in amounts and with insurance carriers it believes, based on information currently available to it, are adequate to protect it and its property against material loss. There can be no assurance, however, that the amount of insurance carried by the Company will be sufficient to protect it from material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of ASA Holdings during the fourth quarter of the fiscal year covered by this Report.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of ASA Holdings is regularly quoted on the Nasdaq National Market under the symbol ASAI. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock and the quarterly cash dividends per share:

                                       HIGH            LOW        DIVIDENDS
                                   ----------------------------------------
         1998
              1st Quarter            $40.88         $28.25         $0.11
              2nd Quarter             51.00          35.63          0.11
              3rd Quarter             50.25          31.50          0.11
              4th Quarter             40.00          21.75          0.11

         1997
              1st Quarter            $25.63         $19.63         $0.10
              2nd Quarter             28.63          20.13          0.10
              3rd Quarter             31.13          26.75          0.10
              4th Quarter             31.75          26.50          0.10

         As of March 2, 1999, there were approximately 868 shareholders of record.

         Certain of ASA's credit agreements contain restrictive covenants which limit ASA's ability to transfer funds to ASA Holdings in the form of cash dividends, loans or advances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes B and H of the Notes to Consolidated Financial Statements herein regarding such restrictions.

ITEM 6.  SELECTED FINANCIAL DATA



                               ASA HOLDINGS, INC.
              SELECTED CONSOLIDATED FINANCIAL AND STATISTICAL DATA
                (Dollars in thousands except per share amounts)


                                                             1998        1997        1996         1995         1994         1993

OPERATING FINANCIAL DATA
Total Operating Revenues                                  $409,859    $385,290    $375,300     $328,725     $312,090     $288,463
Total Operating Expenses                                   313,828     305,705     290,148      252,850      227,818      210,843
Income from Operations                                      96,031      79,585      85,152       75,875       84,272       77,620
Total Non-Operating (Income) Expense                       (10,214)     (7,257)     (5,955)      (4,899)      (1,348)         198
Income before Taxes and Accounting Change                  106,245      86,842      91,107       80,774       85,620       77,422
Income Taxes                                                40,108      32,330      34,494       29,637       32,964       31,090
Cumulative Effect of Accounting Change                          --          --          --           --           --        4,212
Net Income                                                $ 66,137    $ 54,512    $ 56,613     $ 51,137     $ 52,656     $ 50,544
Earnings per Common Share *                               $   2.24    $   1.82    $   1.83     $   1.55     $   1.54     $   1.47
Weighted Average Common Shares Outstanding (000) *          29,561      29,910      30,914       32,889       34,140       34,290
Earnings per Common Share - Diluted *                     $   2.22    $   1.81    $   1.83     $   1.55     $   1.54     $   1.47
Weighted Average Common Shares and Share
Equivalents Outstanding  (000) *                            29,729      30,092      30,991       32,964       34,188       34,395

OTHER FINANCIAL DATA
Working Capital                                           $132,636    $129,978    $147,719     $141,677     $140,391     $126,975
Total Assets                                              $499,769    $505,960    $486,237     $512,699     $519,684     $474,599
Long-Term Debt, excluding Current Portion                 $ 54,063    $ 72,792    $ 94,618     $120,210     $152,610     $135,963
Total Liabilities                                         $189,995    $210,035    $226,021     $259,844     $272,214     $249,512
Shareholders' Equity                                      $309,774    $295,925    $260,216     $252,855     $247,470     $225,087
Shareholders' Equity per Share *                          $  10.85    $   9.95    $   8.68     $   7.98     $   7.45     $   6.55
Return on Average Shareholders' Equity                          22%         20%         22%          20%          22%          25%
Shareholders' Equity to Total Liabilities                      163%        141%        115%          97%          91%          90%
Cash Dividends Declared per Share *                             44c.        40c.        38c.         34c.         32c.         28c.
Long-Term Debt to Shareholders' Equity                          17%         25%         36%          48%          62%          60%
Shares Outstanding at End of Year (000) *                   28,543      29,731      29,994       31,704       33,224       34,340

STATISTICAL DATA
Revenue Passengers Carried (000)                             4,027       3,775       3,632        3,067        3,120        2,661
Revenue Passenger Miles (000,000)                            1,041         924         874          763          780          641
Available Seat Miles (000,000)                               1,865       1,813       1,781        1,688        1,654        1,367
Yield per Revenue Passenger Mile                              38.5c.      40.9c.      42.0c.       41.7c.       39.2c.       44.2c.
Operating Cost per Available Seat Mile                        16.8c.      16.9c.      16.3c.       15.0c.       13.8c.       15.4c.
Passenger Load Factor                                         55.8%       51.0%       49.1%        45.2%        47.2%        46.9%
Break-Even Load Factor                                        41.3%       39.5%       37.2%        34.1%        34.2%        34.3%
Average Passenger Trip Length (miles)                          258         245         241          249          250          241
Flights per Week (end of period)                             3,965       3,942       3,814        3,886        4,163        4,087

                                                             1992        1991        1990         1989

OPERATING FINANCIAL DATA
Total Operating Revenues                                  $235,579    $221,916    $187,229     $180,130
Total Operating Expenses                                   174,765     169,388     147,363      136,160
Income from Operations                                      60,814      52,528      39,866       43,970
Total Non-Operating (Income) Expense                         1,497         932      (1,124)        (566)
Income before Taxes and Accounting Change                   59,317      51,596      40,990       44,536
Income Taxes                                                22,250      19,093      15,600       16,924
Cumulative Effect of Accounting Change                          --          --          --           --
Net Income                                                $ 37,067    $ 32,503    $ 25,390     $ 27,612
Earnings per Common Share *                               $   1.09    $   0.96    $   0.73     $   0.76
Weighted Average Common Shares Outstanding (000) *          34,097      33,942      34,748       36,105
Earnings per Common Share - Diluted *                     $   1.09    $   0.95    $   0.73     $   0.76
Weighted Average Common Shares and Share Equivalents
Outstanding  (000) *                                        34,165      34,050      34,938       36,299

OTHER FINANCIAL DATA
Working Capital                                           $ 93,372    $ 78,721    $ 59,590     $ 55,525
Total Assets                                              $430,752    $377,603    $325,311     $287,971
Long-Term Debt, excluding Current Portion                 $145,804    $139,356    $127,724     $111,749
Total Liabilities                                         $252,013    $229,683    $204,956     $179,613
Shareholders' Equity                                      $178,738    $147,910    $120,355     $108,358
Shareholders' Equity per Share *                          $   5.23    $   4.35    $   3.57     $   3.07
Return on Average Shareholders' Equity                          23%         24%         22%          28%
Shareholders' Equity to Total Liabilities                       71%         64%         59%          60%
Cash Dividends Declared per Share *                             24c.        20c.      15.9c.          8c.
Long-Term Debt to Shareholders' Equity                          82%         94%        106%         103%
Shares Outstanding at End of Year (000) *                   34,180      34,034      33,750       35,314

STATISTICAL DATA
Revenue Passengers Carried (000)                             2,417       2,251       2,002        2,001
Revenue Passenger Miles (000,000)                              547         501         427          413
Available Seat Miles (000,000)                               1,077       1,020         856          791
Yield per Revenue Passenger Mile                              42.2c.      43.2c.      43.2c.       42.9c.
Operating Cost per Available Seat Mile                        16.2c.      16.6c.      17.2c.       17.2c.
Passenger Load Factor                                         50.8%       49.2%       49.9%        52.3%
Break-Even Load Factor                                        38.0%       37.7%       39.0%        39.3%
Average Passenger Trip Length (miles)                          226         223         213          207
Flights per Week (end of period)                             3,507       3,360       3,124        3,033


* Adjusted for stock splits on November 26, 1991 and February 18, 1993

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-K, including Management's Discussion and Analysis which follows, contains forward-looking statements in addition to historical information, including but not limited to statements regarding the Company's views with respect to future events, trends, market conditions and financial performance. Without limiting the generality of the foregoing, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions, when used in this Report and in such other statements, are intended to identify forward-looking statements. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or anticipated events, trends or results. These factors include, but are not limited to, material changes in the Company's relationship with Delta Air Lines, Inc. (Delta); the cost and supply of aviation fuel; the acquisition and phase-in of new aircraft; competitive pressures on pricing; changes in regulations affecting the Company; potential adverse effects of the Year 2000 computer problem; and seasonal factors and general economic conditions affecting demand for air transportation. These and other factors affecting the Company's future performance are further detailed in publicly available reports filed from time to time by the Company with the Securities and Exchange Commission.

         ASA Holdings, Inc. (ASA Holdings) is a holding company the principal assets of which are the shares of its wholly owned subsidiaries Atlantic Southeast Airlines, Inc. (ASA) and ASA Investments, Inc. (ASA Investments). All references to the Company contained in this section refer collectively to ASA and its subsidiaries, ASA Holdings and ASA Investments, prior to December 31, 1996, and to ASA Holdings and its subsidiaries, ASA and ASA Investments, beginning December 31, 1996. All significant intercompany transactions have been eliminated.

Recent Developments

         On February 15, 1999, the Company entered into the Merger Agreement with Delta and Purchaser. The Merger Agreement provides for the acquisition of all of the outstanding shares of common stock of the Company not owned by Delta or its affiliates for a total consideration of approximately $700 million. See "Recent Developments -- Agreement and Plan of Merger." As a result of the consummation of the Offer, Delta has sufficient voting power to approve the Merger without the vote of any other shareholder. Prior to entering into the Merger Agreement, Delta and the Company had various discussions regarding certain aspects of the revenue allocation and cost sharing arrangements related to their marketing alliance. See "Business -- Factors That May Affect Future Performance -- Relationship with Delta."

Liquidity and Capital Resources

         The Company's working capital increased slightly to $132.6 million at December 31, 1998 compared with $130.0 million at December 31, 1997. The current ratio was 2.8 at December 31, 1998 and 1997, respectively. Cash, cash equivalents and investments in marketable securities increased by $2.0 million primarily due to $100.4 million in cash from operations, $8.9 million from the exercise of stock options, an $11.8 million reclassification of long-term investments to short-term marketable securities, and $4.9 million in proceeds from the sale of aircraft equipment. These increases were partially offset by a $37.8 million investment in property and equipment ($16 million of which was Canadair Regional Jet aircraft pre-delivery deposits), $13.1 million of dividends paid, $51.4 million of common stock repurchases and a $21.9 million net decrease in long-term debt.

         At December 31, 1998, the Company had two unsecured lines of credit totaling $108.0 million with several banks. During the second quarter of 1998, ASA Holdings established a new $100 million unsecured credit facility to enhance the Company's flexibility for future growth. The facility is guaranteed by ASA and ASA Investments. The current pricing is LIBOR plus 27.5 basis points. In addition, the Company pays a facility commitment fee of 12.5 basis points on the amount of the revolving commitment regardless of whether, and to what extent, the revolving commitment is utilized. The new line of credit has a five year term which expires on June 26, 2003 and contains customary financial covenants. At December 31, 1998, only $.7 million of one line was committed to support two letters of credit and there were no outstanding amounts against these lines of credit. In connection with the Merger Agreement, the $100 million unsecured credit facility was terminated effective March 22, 1999. The remaining line of credit is available for general corporate purposes.

         The Company's percentage of long-term debt to equity decreased to 17% at December 31, 1998 compared with 25% at the end of 1997. Long-term debt decreased to $54.1 million from $72.8 million at the end of 1997. The current portion of long-term debt decreased by $3.1 million from December 31, 1997. Thirty EMB-120 Brasilia aircraft and four ATR-72 aircraft, as well as a portion of ASA's spare parts, are pledged to secure long-term debt.

         Current maturities of long-term debt, aircraft lease payments, costs of compliance with FAA directives and other capital expenditures were funded from the Company's cash reserves and internally generated funds during fiscal 1998.

         Shareholders' equity per share increased to $10.85 at December 31, 1998 from $9.95 at the end of 1997. Net worth increased $13.8 million in 1998 primarily due to earnings of $66.1 million and $12.3 million from the exercise of stock options, offset by $13.1 million of dividends paid and $51.4 million of common stock repurchases.

         During the second quarter of 1998, ASA entered into fuel swap contracts to manage risk associated with changes in aircraft fuel prices. Under these contracts, ASA receives or makes payments based on differences between fixed and variable prices for certain fuel commodities.

Gains and losses from fuel swap contracts are deferred and recognized as a component of fuel expense when the underlying fuel being hedged is used. At December 31, 1998, ASA had a contract outstanding covering approximately 10% of its projected fiscal 1999 aircraft fuel requirements. At December 31, 1998, the fair value of the ASA swap contract, representing the amount ASA would pay if the contract were closed, was immaterial.

         During 1996, ASA renegotiated the restrictive covenants in its credit agreements due to the reorganization. ASA Holdings and ASA Investments are not subject to the restrictive covenants in ASA's credit agreements except to the extent that ASA is restricted in its ability to transfer funds to ASA Holdings or ASA Investments in the form of cash dividends, loans or advances. ASA's dividend to ASA Holdings of all of the shares of ASA Investments' capital stock in connection with the reorganization provided ASA Holdings with net assets that are free of the restrictive covenants in ASA's credit agreements. At
December 31, 1998, the net assets of subsidiaries subject to these restrictions approximated $238 million. At December 31, 1998, approximately $60 million of net assets was available for distribution by ASA to ASA Holdings under the most restrictive of these agreements.

         The net number of shares of common stock outstanding decreased by 1.2 million to 28.5 million at December 31, 1998 compared with the number outstanding at December 31, 1997. The number of shares decreased by 1,555,100 due to the repurchase of common stock, offset by 367,400 shares issued in connection with the exercise of stock options. During 1996, ASA's Board of Directors authorized ASA to repurchase up to $50.0 million of its common stock on the open market at any time on or before December 31, 1996. ASA repurchased approximately $37.4 million of its common stock during 1996. In connection with the Reorganization on December 31, 1996, all of the shares of ASA treasury stock were canceled. In January 1997, ASA Holdings' Board of Directors authorized the Company to repurchase up to $50.0 million of its common stock on the open market at any time on or before December 31, 1997. During 1997, the Company repurchased a total of approximately $14.2 million of its common stock. In February 1998, ASA Holdings' Board of Directors authorized ASA to repurchase up to $50.0 million of its common stock on the open market during the following twelve month period. In November 1998, ASA Holdings announced that its Board of Directors authorized the repurchase of up to an additional $50.0 million of its common stock on the open market through January 2000. During 1998, the Company repurchased a total of approximately $51.4 million of its common stock. The repurchased shares will be held as treasury stock and used for general corporate purposes or will be canceled. Repurchases are subject to market conditions. The Company paid dividends in the amount of $13.1 million, $12.0 million and $11.7 million on its outstanding stock in 1998, 1997 and 1996, respectively.

         In April 1997, ASA executed an acquisition agreement with Bombardier, Inc. (Bombardier) for 30 Canadair Regional Jet-200 aircraft (CRJ-200) aggregating approximately $600 million with options to acquire an additional 60 aircraft. Delivery of these aircraft began in August 1997, and ASA had acquired a total of 17 CRJ-200 aircraft as of December 31, 1998 through operating leases with 16.5 year terms. The 13 remaining aircraft are scheduled to be delivered at a rate of one per month until January 2000. On September 4, 1998, ASA announced that it had executed an amendment to this acquisition agreement with Bombardier. Under the terms of the amendment, ASA exercised options to acquire 15 additional 50-passenger CRJ-200 aircraft. Delivery of the 15 additional CRJ-200 aircraft is scheduled to start in February 2000 and continue through June 2001. As of December 31, 1998, ASA had ordered a total of 45 CRJ-200 aircraft (17 have been delivered as of December 31, 1998). ASA obtained a commitment from the Export Development Corporation (EDC) of Canada to provide financing to ASA for up to approximately 85% of the purchase price of the 45 CRJ-200 aircraft. This facility, which ASA is not obligated to use for its acquisition of all or any of the CRJs, is available on an aircraft by aircraft basis in the form of either direct loans or leases, with interest payable at various interest rate options determined by reference to either U.S. treasury rates or LIBOR, and on various repayment terms. As of March 1, 1999, ASA acquired its eighteenth and nineteenth CRJ-200, also through operating leases with 16.5 year terms. ASA is scheduled to acquire its next two CRJ-200s, also under operating lease arrangements, by May 1999. Future deliveries of the remaining 24 CRJ-200s are anticipated to be at an approximate rate of one aircraft per month and the financing arrangements have not yet been determined. On September 4, 1998, ASA also announced that it had executed a second acquisition agreement with Bombardier for 12 CRJ-700 aircraft. Delivery of the CRJ-700 aircraft is scheduled to commence in the fourth quarter of 2001 and be completed in the first quarter of 2003, and the financing arrangements have not yet been determined. The list value including spares of the additional 15 CRJ-200 and the 12 CRJ-700 aircraft is approximately $575 million. ASA may finance the 24 CRJ-200s and 12 CRJ-700s, as well as other anticipated expenditures, through a combination of existing cash reserves, internally generated funds and lease and debt financing, which may include loans from Delta. Given the nature of the considerations relevant to the determination of the most advantageous form of financing at a given time, the Company cannot predict with any certainty the anticipated amount of funds which may be provided from such possible sources.

         Approximately 24% of ASA's workforce are members of the unions representing pilots and flight attendants. In September 1997, following direct negotiations and federal mediation, ASA and the flight attendants' union entered into a new collective bargaining agreement that is amendable in 2002. On August 26, 1998, ASA announced that its pilots ratified a new four-year collective bargaining agreement effective September 15, 1998. On November 10, 1998, the Transport Workers Union was certified to represent ASA's dispatchers. Negotiations for an initial collective bargaining agreement have not yet begun. ASA is aware that the International Association of Machinists and Aerospace Workers is currently soliciting employees in a purported craft or class of ramp workers employed by ASA for purposes of submitting a petition to represent such workers, although to the knowledge of representatives of ASA, no such petition is currently pending.

         ASA negotiated to receive interest rate subsidies on certain indebtedness through the export support program of the Federative Republic of Brazil. Outstanding debt aggregating approximately $41.8 million at December 31, 1998 is subject to subsidy payments which reduce the stated interest rates on such debt to an average of approximately 2.89%. Of this amount, subsidies on outstanding debt aggregating approximately $39.2 million are at risk to ASA if the Federative Republic of Brazil does not meet its obligations under the export support program. For the remaining debt that is subject to such subsidies, the lenders have assumed such risk by building such subsidy payments into ASA's payment obligations. During 1998, 1997 and 1996, ASA reduced its interest expense by approximately $1.6 million, $2.2 million and $2.8 million, respectively, as a result of these interest rate subsidies. As indicated above, there can be no assurance that ASA will continue to receive such subsidy payments.

         In 1984, ASA and Delta implemented a marketing program called the "Delta Connection." At December 31, 1998, Delta Air Lines Holdings, Inc. (an affiliate of Delta)
 owned approximately 28% of ASA Holdings' outstanding common stock. Delta leases reservation equipment and terminal facilities to ASA, and provides certain services to ASA, including reservation and ground handling services. Given ASA's relationship with Delta, ASA's results of operations and financial condition may be favorably or adversely impacted by Delta's decisions regarding flight routes, revenue proration methodology and other operational matters. ASA has historically benefited from its relationship with Delta, but there can be no assurance that such benefits will continue in the future. As noted above under "Recent Developments," Delta and the Company have entered into the Merger Agreement. Pursuant to the Merger Agreement, Purchaser commenced the Offer, which expired at midnight on March 19, 1999. As a result of the consummation of the Offer, Delta beneficially owned approximately 91% of the total number of outstanding shares of the Company's common stock as of March 22, 1999. Following the consummation of the Merger, which will be preceded by approval of the Merger by holders of a majority of the Company's outstanding common stock, the Company will become a wholly-owned subsidiary of Delta. Purchaser has sufficient voting power to approve the Merger without the vote of any other shareholder.

         Based on information currently available to it, the Company believes that available resources will be sufficient to meet its existing expenditure commitments (including current maturities of long-term debt and aircraft lease payments) as well as its anticipated capital expenditures and other working capital requirements for the foreseeable future. As previously indicated, financial resources anticipated to be available to the Company for such purposes include existing cash reserves, internally generated funds, existing lines of credit, and short and long-term financing arrangements that the Company believes are available to it.

         Because the Company became an indirect, 91% owned subsidiary of Delta on March 22, 1999, certain negative covenants and change of control provisions contained in Delta's existing credit facilities which are applicable to Delta and its subsidiaries may become applicable to the Company or ASA or have an impact on its future financial condition, liquidity or results of operations. Delta has an unsecured revolving credit facility with a group of banks under which it may borrow up to $1.25 billion until May 1, 2002, subject to compliance with certain conditions (the "1997 Bank Credit Agreement"). Delta also has a credit agreement with a group of banks which provides for the issuance of letters of credit for up to $500 million in stated amount (the "Letter of Credit Facility") to credit enhance the Delta Family-Care Savings Plan's Series C Guaranteed Serial ESOP Notes, which are guaranteed by Delta. On March 22, 1999, Delta entered into an unsecured revolving credit facility with a group of banks (the "1999 Credit Agreement") pursuant to which Delta may borrow until the earlier of the effective date of the Merger or 120 days after March 22, 1999, up to $500 million to provide financing for a portion of the Merger consideration required to be paid in connection with the acquisition of the Company's common stock by Delta and its affiliates.

         The 1997 Bank Credit Agreement, the Letter of Credit Facility and the 1999 Credit Agreement each contain similar covenants that restrict Delta's and its subsidiaries' ability to grant liens, to incur or guarantee debt and to enter into flight equipment leases. These agreements also provide that if there is a change in control (as defined therein) of Delta, the banks' obligations to extend credit terminate, any amounts outstanding become immediately due and payable, and Delta must immediately deposit cash collateral with the banks in an amount equal to all outstanding letters of credit. At March 22, 1999, no borrowings or letters of credit were outstanding under the 1997 Bank Credit Agreement; $445 million face amount of a letter of credit was issued under the Letter of Credit Facility; and $400 million was outstanding under the 1999 Credit Agreement and payable on March 22, 2001. The acquisition by Delta of a controlling interest in the Company, however, did not violate any of the covenants contained in these credit agreements.

Accounting Standards

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Results of Operations

         The Company set new records in passenger traffic, operating revenues and net income in 1998. Total operating revenues were $409.9 million in 1998 compared with $385.3 million in 1997 and $375.3 million in 1996. Operating revenues were up 6% in 1998 primarily due to a 13% increase in revenue passenger miles (RPMs) flown to 1,041 million. RPMs were higher in 1998 due to the number of passengers carried increasing by 7% to 4.0 million while the average passenger trip length increased by 5% to 258 miles. ASA's load factor for 1998 was 55.8% compared with 51.0% for 1997. The average passenger yield (passenger revenue divided by RPMs) decreased by 5.9% to 38.5 cents in 1998 compared with 40.9 cents in 1997, while the average passenger fare was down .8% to $99.36 in 1998 compared with $100.19 in 1997. Passenger fares vary based on a number of factors including competition, fare discounting and economic conditions. Operating revenues in 1997 increased 3% over 1996 primarily due to a 6% increase in RPMs offset by a 2.6% decrease in the average passenger yield. ASA's average load factor in 1997 was 51.0%, up from 49.1% in 1996.

         For the year ended December 31, 1998, net income increased by 21% to $66.1 million compared with $54.5 million for 1997. Diluted earnings per common share for 1998 increased approximately 23% to $2.22 on 29.7 million weighted average shares outstanding compared with $1.81 on 30.1 million weighted average shares outstanding for 1997. The decrease in the average number of shares outstanding was due to the stock repurchase program noted above in "Liquidity and Capital Resources" offset by shares issued in connection with the exercise of stock options. The financial results in 1997 included a one-time after-tax charge of $1.2 million or $.04 per share related to ASA's decision during 1997 to exercise its option for the early return of all BAe 146 aircraft to their lessor, as well as after-tax expense of $.7 million or $.02 per share incurred related to training and start-up expenses associated with the introduction of the new CRJ aircraft. Included in 1997 and 1996 are after-tax accruals of $1.6 million or $.05 per share and $.5 million or $.01 per share associated with the Company's former Stock Appreciation Rights (SARs) Plan that were due to increases in the price of the Company's stock during the existence of that plan. On May 21, 1997, the Company's shareholders approved the cancellation of all outstanding SARs and the adoption of a Nonqualified Stock Option Plan (Option Plan). Excluding these non-recurring expenses, 1997 diluted earnings per common share would have been $1.92 compared to $1.84 for fiscal 1996.

         Operating expenses increased 3% in 1998 and 5% in 1997. The Company's cost per available seat mile (ASM) flown remained relatively constant at 16.8 cents in 1998 compared with 16.9 cents in 1997. Capacity (the number of ASMs) was up 3% in 1998 due to changes in aircraft as described in "Liquidity and Capital Resources" above. Operating expenses in 1997 included $2.6 million of expense related to the Company's SARs plan due to a 13% increase in the Company's stock price and additional vesting, while 1996 included $.7 million of expense associated with SARs due to a 2% increase in the stock price and additional vesting. Included in operating expenses for 1997 was $1.9 million related to ASA's decision to exercise its option for the early return of all BAe 146 aircraft to their lessor and approximately $1.1 million of start-up expenses associated with adding the CRJ aircraft to the fleet. Excluding the effect of the SARs expense, BAe 146 return costs and CRJ start-up costs, operating expenses would have increased 4% in 1997 compared with 1996 and are higher primarily due to increased maintenance costs for the EMB-120 Brasilia turboprop fleet as well as rent on the CRJ jet aircraft.

         The following table compares components of operating cost per ASM for the years ended December 31, 1998, 1997 and 1996:

                                           1998                1997               1996
                                           ----                ----               ----

Labor and related                           4.6c.               4.4c.              4.2c.
Fuel                                        1.6                 1.8                1.9
Direct maintenance                          2.8                 2.9                2.6
Passenger related                           1.8                 2.0                2.1
Depreciation and aircraft rent              2.6                 2.5                2.4
Other                                       3.4                 3.3                3.1
                                           ----                ----               ----
Total operating expense per ASM            16.8c.              16.9c.             16.3c.

         The following table presents various components of operating expense as a percentage of total operating expense for the years ended December 31, 1998, 1997 and 1996:

                                           1998                1997              1996
                                           ----                ----              ----

Labor and related                            27%                 26%               25%
Fuel                                          9                  11                12
Direct maintenance                           17                  17                16
Passenger related                            11                  12                13
Depreciation and aircraft rent               16                  15                15
Other                                        20                  19                19
                                            ---                ----              ----
Total operating expense per ASM             100%                100%              100%

         The Company's break-even load factor was 41.3% in 1998 compared with 39.5% in 1997 and 37.2% in 1996. The higher break-even load factor in 1998 was primarily the result of a lower average passenger yield. The higher break-even load factor in 1997 compared with 1996 was primarily the result of higher operating expenses and the adjustments for SARs, the BAe 146 return and the CRJ start-up costs.

         Labor and related costs were $85.4 million in 1998, $78.9 million in 1997 and $74.2 million in 1996. The average number of employees in 1998 was 2,566, an increase of 3% over 1997 which contributed to higher labor and related costs. The increase in 1998 was due primarily to the additional headcount as well as higher salaries and costs of benefits. As mentioned above, 1997 included $2.6 million of expense related to the SARs plan in comparison with $.7 million of such expense in 1996. Excluding SARs expense, labor and related costs per ASM would have been 4.2 cents for 1997 and 4.1 cents for 1996, compared with 4.4 cents and 4.2 cents, respectively.

         Fuel expense was $29.1 million, $33.0 million and $33.5 million in 1998, 1997 and 1996, respectively. Fuel consumption increased 3% in 1998 while the average fuel price per gallon, including taxes and into plane fees, decreased 15% in 1998 to 62.8 cents from 73.5 cents in 1997 due primarily to the decrease in crude oil prices during 1998. The average price per gallon, including taxes and into plane fees, decreased in 1997 compared with 1996 by 5% to 73.5 cents from 77.2 cents, due primarily to the decrease in crude oil prices during 1997. Changes in the cost and supply of aviation fuel have an industry wide impact and will tend to affect ASA's competitors in the same manner as ASA.

         Direct maintenance expense, excluding labor and related costs, remained constant at $52.8 million in 1998 and 1997, compared with $46.2 million in 1996. Direct maintenance cost decreased to 2.8 cents per ASM in 1998 compared with 2.9 cents per ASM in 1997. Maintenance expense increased in 1998 due to 3% higher capacity, increased maintenance inspections and overhauls of time controlled components and more frequent maintenance on aging EMB-120 Brasilia aircraft, offset by the addition of the new 50-passenger CRJ-200s. As with any air carrier, as ASA's fleet of aircraft ages, it requires more frequent maintenance. The addition of the new CRJ aircraft, which are expected to be used over longer routes, should create a higher capacity over which maintenance costs can be distributed. The 14% increase in 1997 was primarily due to charges for the return of the BAe 146 aircraft, start-up costs related to the CRJ aircraft, a 2% increase in capacity and increased maintenance inspections and overhauls of time controlled components.

         Passenger related expenses, which include a majority of the expenses under the caption "reservation, commission and other" on the Company's Consolidated Statements of Income, were $33.8 million, $35.9 million and $36.8 million in 1998, 1997 and 1996, respectively. The decrease in 1998 compared with 1997 was primarily attributable to lower rates for travel agency commissions. Passenger related expenses were approximately 8% of passenger revenue in 1998 and 10% of passenger revenue in 1997 and 1996.

         Aircraft rental costs were approximately $24.7 million in 1998, compared with $18.3 million in 1997 and $16.9 million in 1996. The higher expense in 1998 was due primarily to the acquisition of five CRJ-200s during the last half of 1997 and an additional 12 CRJ-200s during 1998, offset by a reduction in rent expense on the BAe-146 aircraft which were returned to their lessor. The increased expense in 1997 compared with 1996 was primarily attributable to the acquisition of five new CRJ-200s during the last half of 1997. Depreciation expense decreased to $24.8 million in 1998 compared with $27.4 million and $26.5 million for 1997 and 1996, respectively. This decrease in 1998 was primarily due to fixed assets that have become fully depreciated.

         Other expenses increased to $63.2 million in 1998 compared with $59.4 million in 1997 and $56.1 million in 1996. The increase in 1998 was primarily attributable to higher station rental and passenger-related expenses, and costs associated with negotiations related to the pilot contract. The increase in 1997 was partially attributable to costs associated with the negotiations related to the pilot and flight attendant contracts.

         Interest expense decreased to $2.7 million in 1998 compared with $3.8 million in 1997 and $5.9 million in 1996. The decrease in 1998 and 1997 was attributable to less total debt outstanding and the recording of $1.9 million and $1.1 million, respectively, in capitalized interest related to the deposits on the CRJ aircraft. Interest income was $11.1 million in 1998 compared with $10.9 million in 1997 and $10.7 million in 1996. Other non-operating income was $1.8 million in 1998 compared with $.2 million in 1997 and $1.1 million in 1996. Other non-operating income in 1998 and 1996 was higher due primarily to gains on the sale of aircraft equipment in those periods.

         The Company's effective income tax rate differs from the statutory rate of 35% due primarily to the impact of state income taxes, net of federal tax benefit. In 1997, ASA received a tax refund related to certain amended prior years' state tax returns and, accordingly, reduced income tax expense by approximately $500,000.

Year 2000

         The Year 2000 issue refers generally to the data structure and processing problem that may prevent systems from properly recognizing dates after the year 1999. The Year 2000 issue affects information technology ("IT") systems, such as computer programs and various types of electronic equipment that process date information by using only two digits rather than four digits to define the applicable year, and thus may recognize a date using "00" as the year 1900 rather than the year 2000. The issue also affects some non-IT systems, such as devices which rely on a microcontroller to process date information. The Year 2000 issue could result in system failures or miscalculations, causing disruptions of a company's operations.

The Company's State of Readiness

         The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company's Year 2000 compliance program has four phases: (1) identification, (2) assessment (including prioritization), (3) remediation (including modification, upgrading, replacement and testing by third parties) and (4) contingency planning.

         Safety of Flight Systems. The Company has completed its review of the impact of Year 2000 issues on its aircraft fleet and onboard flight support systems (including a review of both IT and non-IT systems) and has determined that there are no safety-of-flight issues with respect to such systems. The Company has completed the identification phase with respect to the review of its onboard flight management systems, which maximize operating efficiency but are not essential to the safe operation of flights, and expects to complete the assessment phase during second quarter 1999 and the remediation phase during third quarter 1999. The Company also uses ground-based, safety-related computer systems and equipment which are vital to the maintenance of aircraft and the control of flight operations. The Company has completed the remediation phase with respect to such systems and equipment.

         Internal Business Systems. The Company's material internal business systems and equipment include computer hardware, software and related equipment, which are essential for flight scheduling and seat inventory management, finance systems (such as revenue management, revenue accounting and payroll) and other functions (such as internal voice and data communications, aircraft ground handling and baggage handling). The Company has completed the identification phase, and has started the assessment phase, for all of its material internal business systems and equipment. The assessment phase and the remediation phase with respect to such systems and equipment are expected to be completed during the second quarter 1999.

         Year 2000 Issues Relating to Third Parties. The Company is reviewing, and has initiated formal communications with, third parties which provide goods or services which are essential to its operations in order to determine the extent to which the Company is vulnerable to any failure by such material third parties to remediate their respective Year 2000 problems and resolve such problems to the extent practicable. These entities include other airlines, suppliers of infrastructure systems critical to the airline industry (such as the air traffic control and related systems of the U.S. Federal Aviation Administration and international aviation authorities, the U.S. Department of Transportation and local airport authorities), and suppliers of aircraft fuel, utilities and communication services. The Company has completed the identification phase, and has started the assessment phase, with respect to such third-party systems. The assessment phase and the remediation phase with respect to such third-party systems are expected to be completed during the second and third quarter 1999, respectively.

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

The Company's Contingency Plans

         The Company is revising its existing business interruption contingency plans to address internal and external issues specific to the Year 2000 problem, to the extent practicable. Such revisions are expected to be completed by third quarter 1999. These plans, which are intended to enable the Company to continue to operate to the extent that it can do so safely, include performing certain processes manually; repairing or obtaining replacement systems; and changing suppliers. The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding the Company's internal systems and equipment during the assessment and remediation phases of its Year 2000 program and the status of third-party Year 2000 readiness.

The Risks of the Company's Year 2000 Issues

         The Company believes completed and planned modifications and conversions of its internal systems and equipment will allow it to resolve material problems created by the Year 2000 issue in a timely manner. However, there can be no assurance that the Company's systems will properly address Year 2000 issues prior to December 31, 1999, or that the failure of any such system will not have a material adverse effect on the Company's business, operating results and financial condition. In addition, to the extent the Year 2000 problem has a material adverse effect on the business, operations or financial condition of third parties with whom the Company has material relationships, such as Delta, vendors, suppliers and customers, the Year 2000 problem could have a material adverse effect on the Company's business, results of operations and financial condition. While the Company does not currently expect any significant modification of its operations in response to the Year 2000 issue, in a worst case scenario the Company could be required to alter or curtail its operations significantly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

         The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions management may take to mitigate its exposure to such changes. Actual results may differ. See Note E to the consolidated financial statements for accounting policies and additional information.

Commodity Price Risk

         The Company's results of operations are significantly impacted by changes in the price of aircraft fuel. During fiscal 1998, aircraft fuel accounted for 9.3% of the Company's operating expenses. Based on the Company's fiscal 1999 projected aircraft fuel consumption of 60.7 million gallons, every one-cent change in the average annual price per gallon of aircraft fuel would impact ASA's annual aircraft fuel expense by approximately $0.5 million. The Company uses fuel swap contracts to manage aircraft fuel price risk. At December 31, 1998, the Company had entered into a swap contract for 10% of its projected fiscal 1999 aircraft fuel requirements. (See Note E of Notes to Consolidated Financial Statements.)

Interest Rate Risk

         The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments and its interest expense from variable-rate debt instruments. If interest rates increased by 1.0% in 1999 as compared to 1998, the Company's interest expense would increase by approximately $540,000 and interest income from cash and short-term investments would increase by $1,840,000. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt and cash and short-term investment balances at December 31, 1998. The Company has no fixed-rate long- term debt.

         At December 31, 1998, the Company operated 27 aircraft under operating leases at rates that are fixed. As defined in Item 305, leases are not market risk sensitive financial instruments and, therefore are not included in the interest rate sensitivity analysis above. Commitments related to leases are disclosed in Note G to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               ASA HOLDINGS, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS


                                                                                       PAGE
                                                                                       ----

Consolidated Balance Sheets as of December 31, 1998
     and 1997......................................................................     F-2

Consolidated Statements of Income for the
     Years Ended December 31, 1998, 1997 and 1996...................................    F-4

Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1998, 1997 and 1996...................................    F-5

Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1998, 1997 and 1996...................................    F-6

Notes to Consolidated Financial Statements..........................................    F-7

Report of Independent Auditors......................................................   F-23

Report of Management................................................................   F-24

                               ASA HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                           December 31,
                                                                    1998                1997
                                                                ------------        ------------

ASSETS
Current Assets
   Cash and cash equivalents                                    $130,553,224        $112,393,109
   Marketable securities                                          55,291,576          71,486,542
   Receivables, less allowance for uncollectible
      accounts of $143,204 in 1998 and $294,989
      in 1997 - Note K                                             8,529,052           6,662,587
   Expendable parts, less allowance for obsolescence
      of $4,701,567 in 1998 and $4,939,950 in 1997                 6,982,087           6,544,564
   Other current assets                                            3,246,457           3,683,059
                                                                ------------        ------------
                                                                 204,602,396         200,769,861

Property and Equipment - Note B
   Flight equipment                                              468,927,148         468,666,479
   Other property and equipment                                   18,645,955          16,766,413
   Advance payments on property and equipment                     43,039,311          26,167,400
                                                                ------------        ------------
                                                                 530,612,414         511,600,292
   Less accumulated depreciation and amortization                247,549,235         231,045,066
                                                                ------------        ------------
                                                                 283,063,179         280,555,226
Other Assets
   Investments                                                            --          11,777,109
   Other                                                          12,103,074          12,857,537
                                                                ------------        ------------
                                                                  12,103,074          24,634,646

TOTAL ASSETS                                                    $499,768,649        $505,959,733
                                                                ============        ============


See notes to consolidated financial statements.

                               ASA HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                           December 31,
                                                                    1998                 1997
                                                                ------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                            $ 18,723,997        $ 21,851,783
   Accounts payable - Note K                                      34,831,048          25,410,523
   Air traffic liability                                           5,597,386           2,407,711
   Accrued compensation and related expenses                       8,654,701          11,148,483
   Accrued interest payable                                          747,303           1,057,520
   Other accrued expenses                                          1,524,284           2,520,476
   Income taxes payable                                            1,887,781           6,395,077
                                                                ------------        ------------

                                                                  71,966,500          70,791,573

Long-Term Debt - Note B                                           54,062,622          72,791,614

Other Non-Current Liabilities                                      2,737,514           2,231,668

Deferred Income Taxes - Note F                                    61,228,464          64,219,476

Commitments and Contingencies - Notes B, C and G

Shareholders' Equity - Notes A, H and I
Common stock, $.10 par; authorized -
   150,000,000 shares, issued and outstanding -
   28,543,177 and 29,730,877 shares, respectively                  2,854,318           2,973,088
   Retained earnings                                             306,981,836         292,936,988
   Accumulated other comprehensive income                            (62,605)             15,326
                                                                ------------        ------------

Total Shareholders' Equity                                       309,773,549         295,925,402
                                                                ------------        ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $499,768,649        $505,959,733
                                                                ============        ============


See notes to consolidated financial statements.

                               ASA HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME



                                                                                     Years Ended December 31,
                                                                         1998                1997                1996
                                                                     ------------        ------------        -------------

REVENUES
Operating Revenues:
    Passenger                                                        $400,128,103        $378,167,801        $367,250,428
    Other                                                               9,731,000           7,121,652           8,049,998
                                                                     ------------        ------------        ------------
    Total Operating Revenues                                          409,859,103         385,289,453         375,300,426

EXPENSES
    Operating Expenses:
    Flying operations                                                  94,397,953          87,454,721          85,074,131
    Maintenance                                                        68,934,447          68,614,905          61,376,727
    Passenger service                                                  20,195,771          18,547,370          18,664,839
    Aircraft and traffic servicing                                     51,500,669          45,551,823          45,390,058
    Reservation, commission and other                                  37,717,940          38,529,361          39,344,575
    General and administrative                                         13,756,128          17,590,431          12,078,785
    Depreciation, amortization and obsolescence                        25,867,047          28,686,264          27,534,057
    Other                                                               1,458,234             729,840             684,815
                                                                     ------------        ------------        ------------
    Total Operating Expenses (including
    payments to Delta Air Lines, Inc. of $11.5
    million, $11.7 million and $11.9 million)                         313,828,189         305,704,715         290,147,987

Income from Operations                                                 96,030,914          79,584,738          85,152,439

Non-Operating (Income) Expenses:
    Interest:
       Income                                                         (11,163,240)        (10,920,403)        (10,672,964)
       Expense                                                          2,720,920           3,834,454           5,862,866
    Other, net                                                         (1,771,547)           (170,628)         (1,143,983)
                                                                     ------------        ------------        ------------
                                                                      (10,213,867)         (7,256,577)         (5,954,081)

Income before Income Taxes                                            106,244,781          86,841,315          91,106,520

Income Taxes - Note F:
    Current                                                            43,098,512          37,744,997          34,058,554
    Deferred                                                           (2,991,012)         (5,415,297)            435,246
                                                                     ------------        ------------        ------------
                                                                       40,107,500          32,329,700          34,493,800
                                                                     ------------        ------------        ------------
NET INCOME                                                           $ 66,137,281        $ 54,511,615        $ 56,612,720
                                                                     ============        ============        ============
EARNINGS PER COMMON SHARE                                            $       2.24        $       1.82        $       1.83
                                                                     ============        ============        ============
Weighted Average Number of Common Shares
Outstanding                                                            29,560,513          29,909,654          30,914,246
                                                                     ============        ============        ============
EARNINGS PER COMMON SHARE - DILUTED                                  $       2.22        $       1.81        $       1.83
                                                                     ============        ============        ============
Weighted Average Number of Common Shares
and Common Share Equivalents Outstanding                               29,728,630          30,091,877          30,990,599
                                                                     ============        ============        ============


See notes to consolidated financial statements.

                               ASA HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Years Ended December 31,
                                                                         1998                1997                1996
                                                                     ------------        ------------        ------------

OPERATING ACTIVITIES:
Net Income                                                           $ 66,137,281        $ 54,511,615        $ 56,612,720
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
   Depreciation                                                        24,822,751          27,351,713          26,518,027
   Amortization and provision for obsolescence                          1,044,296           1,334,551           1,016,030
   Amortization of engine overhauls                                     7,453,515           7,381,705           6,656,680
   Deferred income taxes                                               (2,991,012)         (5,415,297)            435,246
   Other                                                                1,183,580           2,051,505            (107,722)
Changes in Operating Assets and Liabilities:
   Receivables                                                         (1,886,465)           (229,971)          5,187,991
   Expendable parts                                                      (681,850)            863,596          (1,859,712)
   Other assets                                                           463,160          (5,517,143)            742,274
   Accrued compensation and related expenses                           (1,987,936)          4,330,204             983,488
   Accrued interest payable                                              (310,217)           (261,030)         (1,622,461)
   Accounts payable and other liabilities                              11,614,008           4,515,089          (1,213,312)
   Income taxes payable                                                (4,507,296)          6,395,077                  --
                                                                     ------------        ------------        ------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                                            100,353,815          97,311,614          93,349,249

INVESTING ACTIVITIES:
Purchase of Marketable Securities and Investments                    (105,192,501)       (179,617,608)       (189,882,992)
Proceeds from Sale of Marketable Securities and
   Investments                                                        133,152,469         149,001,159         258,806,167
Purchases of Property and Equipment, including
   Advance Payments                                                   (37,838,072)        (46,188,478)        (15,321,851)
Other                                                                   5,126,947             698,075           5,699,260
                                                                     ------------        ------------        ------------
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                                                   (4,751,157)        (76,106,852)         59,300,584

FINANCING ACTIVITIES:
Principal Payments on Long-Term Debt                                  (21,856,778)        (25,550,693)        (32,405,997)
Dividends Paid                                                        (13,095,039)        (11,969,851)        (11,731,958)
Purchase of Common Stock                                              (51,401,512)        (14,240,313)        (37,445,781)
Proceeds from Exercise of Stock Options                                 8,910,786           5,480,413                  --
                                                                     ------------        ------------        ------------
NET CASH USED IN FINANCING ACTIVITIES                                 (77,442,543)        (46,280,444)        (81,583,736)

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                            18,160,115         (25,075,682)         71,066,097

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                                     112,393,109         137,468,791          66,402,694
                                                                     ------------        ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF
YEAR                                                                 $130,553,224        $112,393,109        $137,468,791
                                                                     ============        ============        ============


See notes to consolidated financial statements.

                               ASA HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                           Accumulated
                                           Common Stock        Capital in                     Other           Treasury Stock
                                        --------------------     Excess       Retained     Comprehensive  -------------------------
                                        Shares        Amount     of Par       Earnings        Income        Shares       Amount
                                     ----------------------------------------------------------------------------------------------

Balance, January 1, 1996              34,386,670  $3,438,667   $45,887,347  $258,857,819   $ 72,444       (2,683,100) $(55,400,800)

Net Income                                                                    56,612,720
Dividends Paid (38(cent)per share)                                           (11,731,958)
Purchase of Common Stock                                                                                  (1,710,000)  (37,445,781)
Cancellation of Treasury Stock        (4,393,100)   (439,310)  (45,887,347)  (46,519,924)                  4,393,100    92,846,581
Unrealized Holding Loss on
   Investments, Net                                                                         (74,562)

Comprehensive Income
                                     ----------------------------------------------------------------------------------------------

Balance, December 31, 1996            29,993,570   2,999,357            --   257,218,657     (2,118)              --            --

Net Income                                                                    54,511,615
Dividends Paid (40(cent)per share)                                           (11,969,851)
Purchase of  Common Stock               (541,000)    (54,100)   (7,362,780)   (6,823,433)
Exercise of Stock Options and
Stock Appreciation Rights                278,307      27,831     7,362,870
Unrealized Holding Gain on
   Investments, Net                                                                          17,444
Comprehensive Income


                                     ----------------------------------------------------------------------------------------------

Balance, December 31, 1997            29,730,877   2,973,088            --   292,936,988     15,326               --            --

Net Income                                                                    66,137,281
Dividends Paid (44(cent)per share)                                           (13,095,039)
Purchase of Common Stock              (1,555,100)   (155,510)  (12,248,608)  (38,997,394)
Exercise of Stock Options                367,400      36,740    12,248,608
Unrealized Holding Loss on
   Investments, Net                                                                         (77,931)
Comprehensive Income

                                     ----------------------------------------------------------------------------------------------

Balance, December 31, 1998            28,543,177  $2,854,318   $        --  $306,981,836   ($62,605)              --   $        --
                                     ==============================================================================================




                                                           Total
                                       Comprehensive    Shareholders'
                                          Income           Equity
                                    ------------------------------------
Balance, January 1, 1996                                $252,855,477

Net Income                              $56,612,720       56,612,720
Dividends Paid (38(cent)per share)                       (11,731,958)
Purchase of Common Stock                                 (37,445,781)
Cancellation of Treasury Stock                                     0
Unrealized Holding Loss on
   Investments, Net                         (74,562)         (74,562)
                                        -----------
Comprehensive Income                    $56,538,158
                                        ===========-----------------

Balance, December 31, 1996                               260,215,896

Net Income                              $54,511,615       54,511,615
Dividends Paid (40(cent)per share)                       (11,969,851)
Purchase of  Common Stock                                (14,240,313)
Exercise of Stock Options and
Stock Appreciation Rights                                  7,390,611
Unrealized Holding Gain on
   Investments, Net                          17,444           17,444
                                        -----------
Comprehensive Income                    $54,529,059
                                        ===========-----------------

Balance, December 31, 1997                               295,925,402

Net Income                              $66,137,281       66,137,281
Dividends Paid (44(cent)per share)                       (13,095,039)
Purchase of Common Stock                                 (51,401,512)
Exercise of Stock Options                                 12,285,348
Unrealized Holding Loss on
   Investments, Net                         (77,931)         (77,931)
                                        -----------
Comprehensive Income                    $66,059,350
                                        ===========-----------------

Balance, December 31, 1998                              $309,773,549
                                                        ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

Note A - Summary of Significant Accounting Policies

         Basis of Consolidation and Business: ASA Holdings, Inc. (ASA Holdings) is a holding company the principal assets of which are the shares of its wholly owned subsidiaries, Atlantic Southeast Airlines, Inc. (ASA) and ASA Investments, Inc. (ASA Investments). ASA Holdings became the parent holding company for ASA and ASA Investments pursuant to a corporate reorganization (the Reorganization) which was effective after the close of business on December 31, 1996.

         Pursuant to the Reorganization, ASA merged with a wholly owned subsidiary of ASA Holdings. As part of the merger, each issued and outstanding share of ASA's common stock (other than treasury stock, which was canceled) was converted into one share of ASA Holdings' common stock. Immediately after the merger on December 31, 1996, ASA effected a dividend to ASA Holdings of all of the capital stock of ASA Investments. As a result of the Reorganization, ASA and ASA Investments became wholly owned subsidiaries of ASA Holdings. There was no significant impact on the consolidated financial statements as a result of these transactions.

         All references to the Company contained herein refer collectively to ASA and its subsidiaries, ASA Holdings and ASA Investments, prior to December 31, 1996, and to ASA Holdings and its subsidiaries, ASA and ASA Investments, beginning December 31, 1996. All significant intercompany transactions have been eliminated.

         ASA, ASA Holdings' principal operating subsidiary, is a large regional airline serving airports primarily in the Southeastern and Southwestern United States. ASA derives its revenues primarily through the air transportation of passengers and cargo in scheduled airline service under a marketing agreement with Delta Air Lines, Inc. (Delta). Under this agreement, ASA's flights are listed on reservation systems as connecting Delta flights. Delta Air Lines Holdings, Inc., a subsidiary of Delta, owns approximately 28% of ASA Holdings' common stock (See Note K).

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

         Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Such investments include municipal obligations, corporate commercial paper and overnight repurchase agreements. The Company believes that the credit risk is minimal.

         Marketable Securities: The Company's investment in marketable securities consists of debt instruments of U.S. Government agencies and municipal authorities, bank certificates of deposit, medium term notes and corporate commercial paper. All such marketable securities have a maturity of less than one year. At December 31, 1997, long-term investments consisted of municipal bonds with a maturity of more than one year. All of these investments are classified as available for sale and reported at fair market value.

         Expendable Parts: Flight equipment expendable parts are valued at average cost less an allowance for obsolescence. Expendable parts are charged to maintenance expense as used.

         Property, Equipment and Depreciation: Flight equipment and other property and equipment are stated at cost. Major additions, betterments and renewals are capitalized. The Company capitalizes interest in connection with deposits made under aircraft acquisition agreements. During the years ended December 31, 1998 and 1997, respectively, $1,935,000 and $1,137,000 of interest was capitalized. Depreciation of costs less estimated residual values is computed on the straight-line basis over the estimated useful lives of the related assets as follows:

             Flight equipment                               3 - 20 years
             Other property and equipment                   1 - 28 years

For income tax purposes, accelerated depreciation methods are used.

         Maintenance: Routine costs for aircraft and engine maintenance are generally expensed as incurred. The cost of major engine overhauls for aircraft is generally capitalized and amortized to maintenance expense over the estimated overhaul life.

         Intangibles: Excess of cost over fair value of tangible assets acquired is amortized by the straight-line method over a 40-year period. Also included in other assets are deferred financing fees and deferred gate assignment costs. These deferred assets are amortized over periods from one to 20 years. Accumulated amortization for these intangible assets and deferred costs at December 31, 1998 and 1997 was $4,010,088 and $3,492,975,
respectively. Also included in other assets is restricted cash which serves as collateral for a portion of ASA's financings (See Note B). The cost of routine development of new or extended routes and the pre-operating costs incurred in connection with aircraft acquisitions are charged to expense as incurred.

         Asset Impairment: The Company generally accounts for long-lived asset impairment under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the estimated expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is based on the estimated fair value of the asset. Long-lived assets to be disposed of are generally recorded at the lower of their carrying amount or estimated fair value less cost to sell.

         Passenger Revenue Recognition: ASA issues Delta ticket stock for passenger sales. Passenger revenues are recognized at the time transportation is provided. ASA derives its revenues primarily from local fares and through fares. Local fares are those fares for one way and round trips that are not combined with the fare of another air carrier. Through fares are fares for transportation provided jointly by ASA and another carrier. Revenues derived from through fares are distributed among the participating air carriers using the straight rate prorate division method or agreed variations to this proration formula. Included in air traffic liability are cargo liabilities and amounts resulting from timing differences in billings with Delta. As a "Delta Connection" carrier, ASA participates in Delta's frequent flyer incentive program. ASA does not accrue for incremental costs associated with the program's mileage accumulation since the impact is immaterial both on a quarterly and annual basis.

         Income Taxes: The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for temporary differences in the recognition of income and expenses for financial reporting and income tax reporting.

         Recent Pronouncements: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is currently evaluating the impact of SFAS 133 to the Company's financial condition or results of operations.

Note B - Long-Term Debt

ASA's long-term debt was as follows:

                                                                                             December 31,
                                                                                        1998                1997
                                                                                      ----------         ----------
Notes payable to banks. ASA pledged aircraft and support equipment with a net book value of $9,412,258 as collateral. Payments are due in semi-annual
installments plus interest at 6.5% to 1999.                                           $  756,981         $3,409,280

Notes payable to banks. ASA pledged aircraft and support equipment with a net book value of $8,661,588 as collateral. Payments are due in semi-annual
installments plus interest at 6.125% to 6.4375% to 1999.                               1,565,923          3,856,556

Notes payable to banks. ASA pledged aircraft and support equipment with a net book value of $5,408,508 as collateral. Payments are due in quarterly
installments plus interest at 7% to 1999.                                                649,571          1,817,634

Notes payable to bank. ASA pledged aircraft and support equipment with a net book value of $9,447,404 as collateral. Payments are due in semi-annual
installments plus interest at 5.35% to 5.7875% to 2000.                                2,629,991          4,470,410

Floating rate note payable to bank. ASA pledged aircraft and support equipment with a net book value of $3,327,785 as collateral. Payments are due in semi-annual installments plus interest based on floating six month LIBOR to
2000. Rate at December 31, 1998 was 5.739%.                                            1,058,460          1,587,690

Floating rate note payable to bank. ASA pledged a Euro-time deposit of an equal amount as collateral. Payments are due in semi-annual installments plus interest based on floating six month LIBOR to 2000. Rate at December 31, 1998
was 6.0594%.                                                                           1,059,705          1,589,556

Floating rate notes payable to bank. ASA pledged aircraft and support equipment with a net book value of $14,323,946 as collateral. Payments are due in semi-annual installments plus interest based on floating six month LIBOR to
2001. Rates at December 31, 1998 were 6.60%.                                           5,346,637          7,485,289

Floating rate notes payable to bank. ASA pledged aircraft and support equipment with a net book value of $15,092,430 as collateral. Payments are due in semi-annual installments plus interest based on floating six month LIBOR to
2002. Rates at December 31, 1998 were 6.0313% or 6.3438%.                              5,777,000          7,879,428

Floating rate notes payable to bank. ASA pledged aircraft and support equipment with a net book value of $42,684,109 as collateral. Payments are due in semi-annual installments plus interest based on floating six month LIBOR to
2003. Rates at December 31, 1998 were 5.7831% or 6.375%.                              22,937,851         28,392,338

Floating rate notes payable to bank. ASA pledged aircraft and support equipment with a net book value of $37,449,751 as collateral. Payments are due in mortgage style semi-annual installments plus interest based on floating six
month LIBOR to 2006. Rates at December 31, 1998 were 5.585% to 5.84375%.              31,004,500         34,155,216
                                                                                     -----------        -----------
                                                                                      72,786,619         94,643,397
Less current portion                                                                  18,723,997         21,851,783
                                                                                     -----------        -----------
                                                                                     $54,062,622        $72,791,614
                                                                                     -----------        -----------

         As of December 31, 1998, maturities on long-term debt were:

                  1999                      $18,723,997
                  2000                       15,423,506
                  2001                       11,661,178
                  2002                        9,761,738
                  2003                        5,400,604
         After    2003                       11,815,596
                                            -----------
                                            $72,786,619
                                            -----------

         Certain of ASA's credit agreements contain restrictive covenants that, among other things, limit the sale or lease of assets and the acquisition of stock of other entities; establish a minimum ratio of total liabilities to tangible net worth; and require maintenance of minimum tangible net worth and funds flow coverage. In addition, the transfer of funds by ASA in the form of cash dividends, loans or advances is limited solely to the extent that the payment of such transfers would cause ASA to breach other financial covenants. ASA Holdings and ASA Investments are not subject to the restrictive covenants of ASA's credit agreements, except to the extent that ASA is restricted in its ability to transfer funds to ASA Holdings or ASA Investments in the form of cash dividends, loans or advances. At December 31, 1998, the net assets of subsidiaries subject to these restrictions approximated $238 million. At December 31, 1998, approximately $60 million of net assets was available for distribution by ASA to ASA Holdings under the most restrictive of these provisions.

         ASA negotiated to receive interest rate subsidies on certain indebtedness through the export support program of the Federative Republic of Brazil. Outstanding debt aggregating $41,782,120 at December 31, 1998 is subject to subsidy payments which reduce the stated interest rates on such debt to an average of approximately 2.89%. However, subsidies on an aggregate of $39,152,129 of such outstanding debt are at risk to ASA if the Federative Republic of Brazil does not meet its obligations under the export support program. For the remaining debt that is subject to such subsidies, the lenders have assumed such risk by building such subsidy payments into ASA's payment obligations. During 1998, 1997 and 1996, ASA reduced its interest expense by $1,578,513, $2,175,601 and $2,826,564, respectively, as a result of these interest rate subsidies. The amount of net interest paid during 1998, 1997 and 1996 was $4,460,091, $5,075,122 and $7,314,112,
respectively. As indicated above, ASA is at risk with respect to certain of these subsidy payments. While the Company has no reason to believe, based on information currently available to it, that ASA will not continue to receive such subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that a default will not occur under the export support program.

Note C - Aircraft Commitments

         In April 1997, ASA announced that it had executed an acquisition agreement with Bombardier, Inc. (Bombardier) for 30 Canadair Regional Jet-200 aircraft (CRJ-200) aggregating approximately $600 million with options to acquire an additional 60 aircraft. Delivery of these aircraft began in August 1997, and ASA acquired a total of 17 CRJ-200 aircraft as of December 31, 1998 through operating leases with 16.5 year terms. The 13 remaining aircraft are scheduled to be delivered at a rate of one per month until January 2000. On September 4, 1998, ASA announced that it executed an amendment to this acquisition agreement with Bombardier. Under the terms of the amendment, ASA exercised options to acquire 15 additional 50-passenger CRJ-200 aircraft. Delivery of the 15 additional CRJ-200 aircraft is scheduled to start in February 2000 and continue through June 2001. As of December 31, 1998, ASA had ordered a total of 45 CRJ-200 aircraft (17 have been delivered as of December 31, 1998). ASA obtained a commitment from the Export Development Corporation
(EDC) of Canada to provide financing to ASA for up to approximately 85% of the purchase price of the 45 CRJ-200 aircraft. This facility, which ASA is not obligated to use for its acquisition of all or any of the CRJs, is available on an aircraft by aircraft basis in the form of either direct loans or leases, with interest payable at various interest rate options determined by reference to either U.S. treasury rates or LIBOR, and on various repayment terms. Future deliveries of the remaining 28 CRJ-200s are anticipated to be at an approximate rate of one aircraft per month, and four of these CRJ-200 aircraft are expected to be financed under the same arrangements as previously received aircraft. On September 4, 1998, ASA also announced that it executed a second acquisition agreement with Bombardier for 12 CRJ-700 aircraft. Delivery of the CRJ-700 aircraft is scheduled to commence in the fourth quarter of 2001 and be completed in the first quarter of 2003, and the financing arrangements have not yet been determined. The list value including spares of the additional 15 CRJ-200 and the 12 new CRJ-700 aircraft is approximately $575 million.

Note D - Lines of Credit

         As of December 31, 1998, the Company had two unsecured lines of credit totaling $108.0 million with several banks. During the second quarter of 1998, ASA Holdings established a new $100 million unsecured credit facility to enhance the Company's flexibility for future growth. The facility is guaranteed by ASA and ASA Investments. The current pricing on a loan is LIBOR plus 27.5 basis points. In addition, the Company pays a facility commitment fee of 12.5 basis points on the amount of the revolving commitment regardless of whether, and to what extent, the revolving commitment is utilized. The new line of credit has a five year term which expires on

June 26, 2003 and contains customary financial covenants. At December 31, 1998 and 1997, there was $.7 million of one line committed to support two letters of credit and there were no outstanding amounts against these lines of credit. In connection with the Merger Agreement, the $100 million unsecured credit facility was terminated effective March 22, 1999. The remaining line of credit is available for general corporate purposes on an as needed basis.

Note E - Risk Management

         ASA, upon its determination of the nature of financing for aircraft acquisitions, may enter into interest rate lock agreements in order to fix the underlying interest rate index upon which the financing rate is determined. Under these arrangements, the Company makes or receives payments based upon the differential between a specified rate and a market interest rate on a notional principal amount on a certain date. In 1997, the Company paid approximately $4 million upon maturity to settle interest rate locks applicable to certain aircraft acquisitions. These amounts are being amortized as an increase to lease expense over the term of the related financing. No unsettled interest rate lock agreements were outstanding as of December 31, 1998.

         ASA enters into fuel swap contracts to manage risk associated with changes in aircraft fuel prices. Under these contracts, ASA receives or makes payments based on differences between fixed and variable prices for certain fuel commodities. Gains and losses from fuel swap contracts are deferred and recognized as a component of fuel expense when the underlying fuel being hedged is used. The changes in market value of such agreements have a high correlation to the price changes recognized as a component of fuel expense when the underlying fuel being hedged is used. Gains and losses on fuel hedging agreements would be recognized immediately should the changes in the market value of the agreements cease to have a high correlation to the price changes of the fuel being hedged. At December 31, 1998, ASA had a contract outstanding covering 1,000,000 gallons per month through June 30, 1999, representing approximately 10% of its projected fiscal 1999 aircraft fuel requirements which effectively fixes the Company's cost of this fuel at $0.4595 per gallon. Historically, the Company has not closed any contracts prior to the execution of the underlying purchase transactions, nor have any of the underlying purchase transactions failed to occur. At December 31, 1998, the fair value of ASA's swap contract, representing the amount ASA would pay if the contract were closed, was immaterial.

Note F - Income Taxes

         Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax liabilities and assets as of December 31, 1998 and 1997 are as follows:

                                                                                 1998                     1997
                                                                              -----------             ------------
Deferred income tax liabilities:
     Tax over book depreciation                                               $66,862,979              $69,569,768
     Other                                                                      1,473,662                  737,973
                                                                              -----------             ------------
     Total deferred income tax liabilities                                     68,336,641               70,307,741

Deferred income tax assets:
     Inventory reserves                                                         1,015,922                1,156,869
     Other                                                                      6,092,255                4,931,396
                                                                              -----------              -----------
     Total deferred income tax assets                                           7,108,177                6,088,265
                                                                              -----------              -----------
Net deferred income tax liabilities                                           $61,228,464              $64,219,476
                                                                              -----------              -----------

         For financial reporting purposes, the provision for income taxes includes the following components for the years ended December 31, 1998, 1997 and 1996:

                                                            1998                    1997                  1996
                                                         -----------             -----------           -----------
Federal:
     Current                                             $39,219,612             $34,347,947           $30,993,254
     Deferred                                             (2,721,812)             (4,927,897)              396,046
                                                         -----------             -----------           -----------
                                                          36,497,800              29,420,050            31,389,300
                                                         -----------             -----------           -----------

State:
     Current                                               3,878,900               3,397,050             3,065,300
     Deferred                                               (269,200)               (487,400)               39,200
                                                         -----------             -----------           -----------
                                                           3,609,700               2,909,650             3,104,500
                                                         -----------             -----------           -----------
                                                         $40,107,500             $32,329,700           $34,493,800
                                                         -----------             -----------           -----------

         A reconciliation of the provision for income taxes at the applicable federal statutory income tax rate to the income tax expense as reported is as follows for the years ended December 31, 1998, 1997 and 1996:

                                                             1998                   1997                  1996
                                                          -----------            -----------           -----------
Income tax expense, at statutory rate                     $37,185,673            $30,394,460           $31,887,282
State income taxes, net of federal
     tax benefit                                            2,478,930              1,978,194             2,004,211
Other                                                         442,897                (42,954)              602,307
                                                          -----------            -----------           -----------
Income tax expense                                        $40,107,500            $32,329,700           $34,493,800
                                                          -----------            -----------           -----------

         In 1997, ASA received an income tax refund related to certain amended prior years' state income tax returns and, accordingly, reduced the provision for income taxes by approximately $500,000.

         The Company paid income taxes in the amount of $45,725,336 in 1998, $32,384,060 in 1997 and $33,389,841 in 1996.

Note G - Commitments and Contingencies

         ASA leases facilities from local airport authorities or other carriers as well as office space for its corporate headquarters and hangar facilities. These leases are operating leases and have terms ranging from one month to 20 years. The Company leases a number of its aircraft under operating leases. The aircraft lease agreements contain certain provisions which allow for renewals at then current market rates and purchase options at various dates. ASA's fleet at December 31, 1998 includes the following aircraft under operating leases:

                                                                                   Initial Non-Cancelable
                 # of Aircraft                   Type of Aircraft                        Lease Term
                 -------------                   ----------------                  ----------------------
                       8                            ATR-72                             7 years
                       2                            EMB-120                            3.1 - 4.4 years
                      17                            CRJ-200                            16.5 years

         Total rental expense on operating leases for the years ended December 31, 1998, 1997 and 1996 was $33,016,464, $25,695,796 and $24,041,093,
respectively.

         Minimum future lease payments under all non-cancelable operating leases at December 31, 1998 are as follows:

                   December 31,
                           1999                     $ 35,232,840
                           2000                       34,130,453
                           2001                       33,645,937
                           2002                       28,338,444
                           2003                       23,942,556
                  After    2003                      242,236,643
                                                    ------------
                                                    $397,526,873

         Approximately 24% of ASA's workforce are members of the unions representing pilots and flight attendants. In September 1997, ASA and the flight attendants' union entered into a new collective bargaining agreement that is amendable in 2002. On August 26, 1998, ASA announced that its pilots ratified a new four-year collective bargaining agreement effective September 15, 1998. On November 10, 1998, the Transport Workers Union was certified to represent ASA's dispatchers. Negotiations for an initial collective bargaining agreement have not yet begun. ASA is aware that the International Association of Machinists and Aerospace Workers is currently soliciting employees in a purported craft or class of ramp workers employed by ASA for purposes of submitting a petition to represent such workers, although to the knowledge of representatives of ASA, no such petition is currently pending.

Note H- Common Stock Transactions

         Pursuant to its stock repurchase programs, the Company purchased $51,402,000, $14,240,000 and $37,446,000 of its common stock in 1998, 1997 and
1996, respectively. In February 1998, ASA Holdings announced that its Board of Directors authorized the repurchase of up to $50,000,000 of its common stock on the open market during 1998. All of this authorization was used and in November 1998, ASA Holdings announced that its Board of Directors authorized the repurchase of up to an additional $50,000,000 of its common stock on the open market through January 2000.

Note I - Stock Plans

         In May 1997, the shareholders of ASA Holdings approved the adoption of a Nonqualified Stock Option Plan (Option Plan). In connection with the adoption of the Option Plan, the Stock Appreciation Rights (SARs) Plan was terminated and all SARs outstanding on May 21, 1997 were canceled, in exchange for options covering the same number of shares with the same exercise prices and expiration dates. Grants of options are made by a committee of the Board of Directors of ASA Holdings and the exercise price is set at the time of each option grant.

         SARS transactions are as follows:

                                                        Number of SARs                     Grant Price
                                                        --------------                   ---------------
Outstanding at January 1, 1996                               790,400                     $17.13 - $36.75

Outstanding at December 31, 1996                             790,400                     $17.13 - $36.75
      Exercised                                             (10,000)                          17.13
      Granted                                                414,100                          22.38
      Granted                                                 53,600                          21.25
                                                          ----------                     ---------------
Canceled at May 21, 1997                                   1,248,100                     $17.13 - $36.75
                                                          ----------                     ---------------

         Option transactions are as follows:

                                                            Number                    Weighted Average
                                                          of Options                     Exercise Price
                                                          ----------                  -----------------
Granted at May 21, 1997                                    1,248,100                       $23.18
      Exercised                                             (276,900)                       19.79
                                                          ----------                       ------
Outstanding at December 31, 1997                             971,200                        24.14

      Granted                                                413,600                        40.60
      Exercised                                             (367,400)                       24.25
                                                          ----------                       ------
Outstanding at December 31, 1998                           1,017,400                       $30.79
                                                          ----------                       ------

         The following table summarizes information about stock options outstanding at December 31, 1998:

   Date of Grant                   Number of Options                     Exercise Price
   -------------                   -----------------                     ---------------
May 21, 1997                             121,200                                  $36.75
May 21, 1997                             325,500                                  $22.38
May 21, 1997                              26,800                                  $21.25
May 21, 1997                             130,300                                  $17.13
February 11, 1998                        391,800                                  $40.63
March 2, 1998                             21,800                                  $40.13
                                     -----------                         ---------------
Total                                  1,017,400                         $17.13 - $40.63
                                     -----------                         ---------------

         The weighted average remaining contractual life of the stock options outstanding at December 31, 1998 was 2.9 years. Of the 1,017,400 options outstanding at December 31, 1998, 577,000 with a weighted average exercise price of $24.21 were fully vested. At May 21, 1997, the Company reserved 2,500,000 shares of common stock for issuance under the Option Plan. At December 31, 1998, 838,300 shares remained available for future grants. In January 1999, an additional 432,000 options were granted under the Option Plan at an exercise price of $30.25.

         During 1997, SARs increased general and administrative expense by approximately $2,600,000. The SARs expense of $2,600,000 was reversed upon cancellation of the SARs, but an equivalent amount of compensation expense related to the new options issued under the Option Plan was recorded due to the one-time issuance of options with exercise prices less than the market price of the Company's stock on May 21, 1997. In 1996, SARs increased expense by approximately $729,000. In connection with the exercise of SARs, the Company made cash payments of $21,018 and issued 1,407 shares of common stock in 1997.

         In May 1998, the Company's shareholders approved a Nonqualified Stock Option Plan for Non-Employee Directors. The Company reserved 250,000 shares of common stock for issuance under this option plan. During 1998, 12,500 options were granted at an exercise price of $37.03 and were fully vested. In January 1999, another 12,500 options were granted under this plan with an exercise price of $30.31.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its SARs. However, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires pro forma information regarding net income and earnings per share as if the Company had accounted for its SARs/options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these SARs/options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for grants made in 1998 and 1997, respectively: a risk-free interest rate of 5% and 6%; a dividend yield of 1% and 2%; a volatility factor of the expected common stock market price of .41 and .4; and a weighted-average expected life of the SARs/options of five years. The weighted average fair values of the options granted in 1998 and 1997 were computed to be $15.78 and $8.36, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options and previous SARs have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options or previous SARs. For purposes of pro forma disclosures, the estimated fair value of the SARs/options is amortized over the relevant vesting period. The Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share information):

                                                              1998                   1997                1996
                                                              ----                   ----                ----
Net Income - as reported                                     $66,137                $54,512             $56,613

Net Income - pro forma                                       $63,167                $52,883             $56,524

Earnings per Common Share - Diluted
    as reported                                                $2.22                  $1.81               $1.83

Earnings per Common Share - Diluted
    pro forma                                                  $2.12                  $1.76               $1.82

Note J - Employee Benefit Plans

         All employees of the Company who have completed one year of employment are generally eligible to participate in ASA's Investment Savings Plan. For each dollar of salary reduction elected by an employee (up to 6% of an employee's earnings), the Company has made a matching contribution of 20 cents to 50 cents (depending on the number of years of participation for each participant). After 7 years of service by an employee, the Company will make a matching contribution of 75 cents for each dollar of salary reduction elected by an employee. The amounts contributed by the Company for 1998, 1997 and 1996 were approximately $1,355,000, $882,000 and $920,000, respectively.

         The Company has an Executive Deferred Compensation Plan for certain employees, as designated by a committee of the Board of Directors. The Company contributes from 10% to 15% of each participant's base salary to the plan. Approximately $180,000, $120,000 and $126,000 were contributed in 1998, 1997 and 1996, respectively.

         The Company has an unfunded Supplemental Executive Retirement Plan
(SERP). The SERP provides supplemental retirement income to certain key executive employees at the time of their retirement or termination of employment from the Company, on or after the attainment of age 55. During 1998, 1997 and 1996, respectively, the Company accrued to general and administrative expense approximately $172,000, $160,000 and $142,000 related to the SERP. At

December 31, 1998 and 1997, respectively, other non-current liabilities included approximately $1,500,000 and $1,219,000 related to the SERP.

Note K - Related Party Transactions

         At December 31, 1998 Delta Air Lines Holdings, Inc. (a subsidiary of Delta) owned 7,995,000 shares or approximately 28% of ASA Holdings' outstanding common stock. ASA leases reservation equipment and certain terminal facilities from Delta and Delta provides certain services to ASA including reservation and ground handling services. Expenses under these agreements were approximately $11,812,000 in 1998, $11,686,000 in 1997, and $11,883,000 in 1996. Other
information related to Delta is as follows:

                                                                             1998                        1997
                                                                             ----                        ----
Accounts Receivable from Delta at December 31:                            $  225,000                  $  205,000

Accounts Payable to Delta at December 31:                                 $2,068,000                  $1,725,000

         Given ASA's relationship with Delta, ASA's results of operations and financial condition may be favorably or adversely impacted by Delta's decisions regarding its flight routes, revenue proration methodology and other operational matters. ASA's flight schedules are structured to facilitate the connection of its passengers with Delta flights at ASA's Atlanta and Dallas/Fort Worth hubs. ASA has historically benefited from its relationship with Delta, but there can be no assurance that such benefits will continue in the future.

Note L - Marketable Securities and Fair Value Information

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash and cash equivalents: The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value.

         Marketable securities and long-term investments: Short-term investments in marketable securities are classified as available for sale and reported at fair value (estimated based on quoted market prices). Gross unrealized holding losses of $99,616 as of December 31, 1998 and $9,457 as of December 31, 1997 are reflected as adjustments to shareholders' equity, net of related income taxes. Realized gains and losses other than interest income were not material.

         Long-term investments are classified as available for sale and reported at fair value (estimated based on quoted market prices). The gross unrealized holding gain of $33,034 as of December 31, 1997 is reflected as an adjustment to shareholders' equity, net of related income taxes. The maturity of these investments ranged from July 1998 to February 1999.

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

         The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                                       Carrying Amounts                        Estimated Fair Value
                                                  1998                  1997                 1998                1997
                                                  ----                  ----                 ----                ----
Cash and cash equivalents                      $130,553,224          $112,393,109         $130,553,224         $112,393,109
Marketable securities                            55,291,576            71,486,542           55,291,576           71,486,542
Long-term investments                                    --            11,777,109                   --           11,777,109
Total long-term debt
   (including current maturities)               (72,786,619)          (94,643,397)         (72,825,281)         (94,608,577)
Off-balance sheet financial
   instruments                                           --                    --            2,253,821            1,478,273

Note M - Earnings per Common Share

         The following table sets forth the computation of earnings per common share:

                                               1998             1997             1996
                                               ----             ----             ----
Numerator:
    Net Income                             $66,137,281      $54,511,615      $56,612,720
                                           -----------      -----------      -----------
Denominator:
For Earnings per Common Share:
Weighted Average Common Shares
    Outstanding                             29,560,513       29,909,654       30,914,246

    Effect of Dilutive Securities:
    Stock Options/SARs                         168,117          182,223           76,353
                                           -----------      -----------      -----------

For Earnings per Common Share -
    Diluted:
Weighted Average Common Shares
    and Share Equivalents Outstanding       29,728,630       30,091,877       30,990,599
                                           -----------      -----------      -----------

Earnings per Common Share                  $      2.24      $      1.82      $      1.83
                                           -----------      -----------      -----------

Earnings per Common Share - Diluted        $      2.22      $      1.81      $      1.83
                                           -----------      -----------      -----------

         SARs/options to purchase 235,700 shares of common stock at $36.75 per share were outstanding during 1997 and 1996, but were not included in the computation of diluted earnings per share because the exercise price of the SARs/options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         In January 1999, the Company issued an additional 432,000 options at an exercise price of $30.25 and 12,500 options at an exercise price of $30.31.

Note N - Acquisition by Delta

         On February 15, 1999, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Delta which provides for Delta's acquisition of the 72% of the Company's common stock which Delta did not already own for a total consideration of approximately $700 million. Under the terms of the agreement, a newly formed Delta subsidiary made a tender offer (the Offer) to purchase all outstanding shares of common stock of the Company for $34 per share in cash. Delta commenced the Offer on February 22, 1999 and it expired at 12:00 midnight, Eastern Standard Time, on March 19, 1999. As a result of the consummation of the Offer, Delta beneficially owned approximately 91% of the total number of outstanding shares of the Company's common stock as of March 22, 1999. Following the consummation of the Merger, which will be preceded by the approval by holders of a majority of the Company's outstanding common stock, the Delta subsidiary will be merged with and into the Company, and the Company will be a wholly-owned subsidiary of Delta. Delta has sufficient voting power to approve the Merger without the vote of any other shareholder.

         In connection with the Agreement a putative class action complaint was filed in the Superior Court of Fulton County in the State of Georgia against the Company and its directors and Delta, seeking, among other things, to enjoin the Offer and Agreement or to rescind the Offer and Agreement if either is consummated. On March 9, 1999, the parties entered into a memorandum of understanding, setting forth the terms of an agreement-in-principle to settle this litigation, including the payment of Plaintiffs' legal fees up to $400,000, subject to court approval. Pursuant to the memorandum of understanding, the Company and Delta have amended the Merger Agreement to eliminate the $5 million break-up fee that would otherwise have been payable to Delta if the Merger Agreement were to be terminated as a result of the Company receiving and accepting a superior offer for its shares. The proposed settlement is subject to the approval of the Fulton County Superior Court.

         On March 18, 1999, the Company received a letter from Private Capital Management, Inc. ("PCM"), a company claiming to exercise discretionary authority over 246,300 shares of Company stock. The letter contends that one of PCM's clients may have initiated a lawsuit in connection with the Offer and/or the Merger. The Company, however, has not received any summons in respect of, nor does it have any knowledge of, any legal action relating to the Offer or the Merger being taken other than the lawsuit which is discussed above. It is possible that other legal actions may be filed with respect to the Offer or the Merger. The Company is unable to determine the outcome of any such matters, if any.

         The Company accrued approximately $7 million in the first quarter of 1999 related to certain investment banking and legal fees incurred in connection with the Agreement.

         In recent discussions with Delta, the Company believes Delta may make adjustments to the revenue proration methodology currently in use. In addition, Delta proposed other changes which would adversely affect the future financial performance of the

Company, including proposals to impose upon the Company new charges for the payment of overrides to travel agents' commissions, to specify the markets into which the Company's regional jets would be deployed, and to impose fees for passengers not connecting with Delta flights and service performance penalties. If such adjustments are made there could be a material adverse change to the Company's consolidated financial position and results of operations.

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
ASA Holdings, Inc.


         We have audited the accompanying consolidated balance sheets of ASA Holdings, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ASA Holdings, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                   /s/      Ernst & Young LLP


Atlanta, Georgia
February 1, 1999
    except for Notes D and N as to
    which the date is March 22, 1999

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



-----------------------------------

         GEORGE F. PICKETT
         Chairman of the Board and
         Chief Executive Officer


/s/      Ronald V. Sapp

-----------------------------------

         RONALD V. SAPP
         Chief Financial Officer and
         Senior Vice President -- Finance

                QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)
                       (in thousand except per share data)

                                          FIRST        SECOND         THIRD        FOURTH         YEAR
1998

Operating Revenues                       $93,748      $106,667      $105,003      $104,441      $409,859
Operating Income                          19,359        28,863        25,870        21,939        96,031
Income before Income Taxes                21,407        31,391        29,186        24,261       106,245
Net Income                               $13,326      $ 19,541      $ 18,168      $ 15,102      $ 66,137
Earnings per Common Share                $  0.45      $   0.65      $   0.61      $   0.52      $   2.24
Weighted Average Common Shares
    Outstanding                           29,839        29,839        29,804        28,769        29,561
Earnings per Common Share - Diluted      $  0.44      $   0.65      $   0.61      $   0.52      $   2.22
Weighted Average Common Shares and
    Share Equivalents Outstanding         30,023        30,016        29,979        28,906        29,729

1997

Operating Revenues                       $89,615      $ 99,638      $ 99,023      $ 97,014      $385,290
Operating Income                          15,750        21,234        22,784        19,817        79,585
Income before Income Taxes                17,028        23,027        24,742        22,045        86,842
Net Income                               $10,732      $ 14,772      $ 15,340      $ 13,668      $ 54,512
Earnings per Common Share                $  0.36      $   0.50      $   0.51      $   0.46      $   1.82
Weighted Average Common Shares
    Outstanding                           29,971        29,813        29,870        29,985        29,910
Earnings per Common Share - Diluted      $  0.36      $   0.49      $   0.51      $   0.45      $   1.81
Weighted Average Common Shares and
    Share Equivalents Outstanding         30,031        30,003        30,102        30,201        30,092



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information is furnished with respect to the directors, executive officers and other significant employees of ASA Holdings, Inc. as of February 18, 1999:

         George F. Pickett, age 57, is ASA Holdings' and ASA's Chairman of the Board and Chief Executive Officer and is a member of the Board of Directors of both companies. He has served as Chairman of the Board and Chief Executive Officer of ASA since February 1994 and of ASA Holdings since its inception in September 1996. From ASA's inception in 1979 until February 1994, he served as ASA's President and Chief Executive Officer. Mr. Pickett has been a member of the Board of Directors of both ASA and ASA Holdings since their respective inceptions.

         John W. Beiser, age 58, is ASA Holdings' and ASA's President and is a member of the Board of Directors of both companies. He has served as President of ASA since February 1994 and of ASA Holdings since its inception in September 1996. He has served as Secretary of both companies since their respective inception. In addition, Mr. Beiser was ASA's Vice President from its inception until 1985 when he was designated as ASA's Senior Vice President-Sales and Services. Mr. Beiser has been a member of the Board of Directors of ASA since 1982 and of ASA Holdings since its inception.

         Ronald V. Sapp, age 54, is ASA Holdings' and ASA's Senior Vice President-Finance and Chief Financial Officer. Mr. Sapp was named Senior Vice President-Finance and Chief Financial Officer in May 1997. Mr. Sapp served as Vice President-Finance and Chief Financial Officer for ASA from 1985 until May 1997 and for ASA Holdings from the time of the Reorganization until May 1997. He served as ASA's Treasurer from 1985 until February 1997 and as ASA Holdings' Treasurer between September 1996 and February 1997. From 1983 to 1985, Mr. Sapp served as Vice President-Finance and Treasurer of Air Atlanta, Inc., a scheduled passenger airline. From 1979 to 1983, Mr. Sapp served as Vice President and Controller of Air California, Inc., a scheduled passenger airline.

         R. Mark Bole, age 40, was named ASA Holdings' and ASA's Assistant Vice President-Treasurer in February 1997. He was ASA's Assistant Vice
President-Assistant Treasurer from February 1996 until February 1997 and held the same positions with ASA Holdings from the effective date of the Reorganization until February 1997. Mr. Bole served as a Vice President of Wachovia Bank of Georgia, N.A. from May 1991 until February 1996.

         Edward J. Paquette, age 48, was named ASA's Senior Vice
President-Operations in April 1997. From May 1996 until April 1997, he served as Vice President-Operations of In-Flight Phone Corporation. From November 1994 to May 1996, he served as Vice President-Ground Operations at Ogden Aviation Services. Mr. Paquette served in various capacities at

Trans World Airlines from 1969 through 1994, including Senior Vice President-Maintenance and Engineering and Senior Vice President-Operations.

         Charles J. Thibaudeau, age 52, has served as ASA's Vice
President-Human Resources since November 1998. Mr. Thibaudeau has approximately 20 years of experience in the human resources and employee relations areas from his tenure at Trans World Airlines.

         James J. Cerniglia, age 56, has served as ASA's Assistant Vice President-Flight Systems Controls since March 1998. Mr. Cerniglia has held positions with or served as a consultant to a number of airlines since 1986. He served as the Director-Flight Control of Trump Shuttle, Inc. ("Trump") from February 1989 until September 1991 and as Senior Director-Sales and Marketing of Trump from September 1991 until March 1992. Mr. Cerniglia served as Vice President-Operations of Jet Express/USAir from March 1992 until July 1993, as an independent airline consultant from July 1993 until May 1996, as Director-Operations Control of Pan American World Airways, Inc. from May 1996 until September 1997, and as an independent airline consultant from that time until he joined ASA.

         Mark W. Fischer, age 40, has served as the Vice President-Customer Service of ASA since November 1997. From 1992 until joining ASA, Mr. Fischer served as the Vice President-Customer Service for Piedmont Airlines, Inc., and from 1987 until 1992, he served as Vice President-Customer Service for Midway Airlines, Inc. Mr. Fischer previously held a number of positions with Fischer Bros. Aviation, Inc. from 1987 until 1992.

         John P. McBryan, age 50, who has served as Vice President-Technical Services of ASA since December 1997, has 27 years of experience in the aviation industry. He was Vice President-Maintenance for Air Wisconsin, Inc. from 1988 until 1992, and served as Director of Maintenance for Allegheny Airlines, Inc. from 1992 until 1993. Mr. McBryan served as Vice President-Operations of Dyn-Air Tech, an aircraft repair station, from 1993 until 1994, and as Manager of Industrial Engineering of The Dee Howard Company, another repair station, from 1994 through 1996. Prior to joining ASA, he was the Director-Programs and Planning for Miami Air International.

         John A. Bedson, age 43, has been ASA's Vice President-Flight Operations since November 1998. From 1994 until 1998, Mr. Bedson was Vice President-Operations Support for British Aerospace, North America, Inc. Prior to that time, he was Director-Flight Operations for Trans World Express from 1990 to 1994, and held the positions of Director-Flight Operations, Chief Pilot and Chief Instructor at PanAm Express from 1985 to 1990.

         Renee H. Skinner, age 42, is ASA Holdings' and ASA's Assistant Vice President-Controller. She has held these positions with ASA since 1994 and with ASA Holdings since the Reorganization was effective. Ms. Skinner served as ASA's Manager of Accounting from 1986 through 1994.

         Samuel J. Watts, age 51, who has served as Vice President-Sales and Corporate Communications of ASA since July 1997, has been employed by ASA in customer service positions since 1983. From 1985 to 1994, he was ASA's Vice President-Customer Services. In 1994, he was elected as ASA's Vice President-Sales and Customer Services. Mr. Watts was employed by Southeastern Airlines, a regional airline, from 1982 to 1983 as its Vice President-Marketing. From 1972 to 1982, Mr. Watts worked for Eastern Airlines, Inc., a major airline, in various line and staff positions.

         W. Grant Nichols, age 34, has served as ASA's Assistant Vice President-Market Development since 1997. Mr. Nichols previously served as the Manager of Revenue Control from 1989 until 1997. Prior to 1989, Mr. Nichols held various positions with ASA from 1985 to 1989.

         George Berry, age 61, has served for the past eight years as Senior Vice President of Cousins Properties Incorporated, a publicly-held real estate investment trust. Mr. Berry also serves as a director of Community Trust Financial Services Corporation. From 1983 to 1990, he served as Commissioner of Industry, Trade and Tourism for the State of Georgia. From 1962 to 1983, Mr. Berry served in the administrations of four mayors of the City of Atlanta, and was appointed as Chief Administrative Officer under two mayoral administrations. His responsibilities with the Atlanta administration included an appointment as Commissioner of Aviation, in which capacity he supervised a major expansion of Hartsfield Atlanta International Airport.

         Jean A. Mori, age 62, has been a member of ASA Holdings' Board of Directors since September 30, 1996, and was a member of ASA's Board of Directors from 1994 until December 31, 1996. Mr. Mori is Chairman of the Board and President of Mori Luggage & Gifts, Inc., a retail chain of 29 stores throughout the Southeast specializing in luggage, business cases, leather goods and gifts. He has held this position since the founding of Mori Luggage & Gifts, Inc. in 1971. Mr. Mori served as the President of the National Luggage Dealers Association from 1986 to 1988 and has served on its Board of Directors since 1980.

         Parker H. Petit, age 59, has been a member of ASA Holdings' Board of Directors since September 30, 1996, and was a member of ASA's Board of Directors from 1982 until December 31, 1996. Mr. Petit has served as Chairman of the Board of Directors of Matria Healthcare, Inc. ("Matria"), a disease management services company, since March 1996. He was the founder of Healthdyne, Inc. and acted as its Chairman and Chief Executive Officer from 1970 until Healthdyne and Tokos Medical Corporation (Delaware) merged with and into Matria in March 1996. Mr. Petit also serves as a director of HIE, Inc., Intelligent Systems, Inc., Norrell Corporation and Logility, Inc.

         Alan M. Voorhees, age 76, has been a member of ASA Holdings' Board of Directors since September 30, 1996, and was a member of ASA's Board of Directors from 1979 until December 31, 1996. Mr. Voorhees was Chairman of the Board of ASA from 1979 until February 1994. Mr. Voorhees is Chairman of the Board of Summit Enterprises, Inc. of Virginia, an investment management firm organized by Mr. Voorhees in 1979. Mr. Voorhees has served as a director of Micros Systems, Inc., an electronic cash register manufacturer for the hospitality industry, since 1982.

         Ralph W. Voorhees, age 72, has been a member of ASA Holdings' Board of Directors since September 30, 1996, and was a member of ASA's Board of Directors from 1979 until December 31, 1996. Mr. Voorhees has been Senior Vice President-Investments with PaineWebber Incorporated, an investment banking firm, since 1973.

         As a result of the consummation of the Offer, Delta is entitled pursuant to the Merger Agreement to designate a certain number of directors to the Company's Board. The Merger Agreement also provides that the Company will use its reasonable best efforts to cause at least two persons who are not employees of the Company or affiliated with Delta to be members of the Company's Board until the Merger is consummated. Pursuant to the foregoing provisions, all incumbent directors of the Board except for Messrs. Parker H. Petit and Jean A. Mori are expected to resign effective the close of business on March 25, 1999, and the following five designees of Delta will be appointed and elected to fill these vacancies on the Board effective March 26, 1999:
Messrs. Maurice W. Worth, Malcolm B. Armstrong, Warren C. Jenson and Frederick
W. Reid and Ms. Vicki B. Escarra.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         During 1998, the Company's directors who were employees of the Company and its subsidiaries received no additional or special remuneration for serving as members of the Board of Directors. The compensation for each member of the Company's Board of Directors who was not also an officer or employee of the Company or its subsidiaries was set at $2,500 per quarter plus $1,000 for each meeting of the Board of Directors and $500 for each meeting of a committee of the Board of Directors that he attended. All members of the Company's Board of Directors were reimbursed for their expenses associated with attendance at formal Board meetings during 1998.

         Pursuant to the Company's 1998 Nonqualified Stock Option Plan for Non-Employee Directors (the "Directors Plan"), each member of the Board of Directors who qualifies as an Outside Director (as defined in the Directors
Plan) on December 31st of any year receives an option to purchase 2,500 shares of the Company's Common Stock. In addition, the Board may grant options on a discretionary basis under the Directors Plan to Outside Directors. The following directors are Outside Directors for purposes of the Directors Plan:
George Berry, Jean A. Mori, Parker H. Petit, Alan M. Voorhees and Ralph W. Voorhees.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth certain information concerning the compensation of the Company's Chief Executive Officer and each of the three other executive officers of the Company serving as of December 31, 1998 whose total salary and bonus for 1998 exceeded $100,000 (these four individuals are referred to collectively as the "named executive officers"). The table reflects all compensation received by each such executive officer for services rendered in all capacities to the Company and its subsidiaries that was paid or accrued during the fiscal years ended December 31, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                                LONG-TERM
                                                                                              COMPENSATION
                                                       ANNUAL COMPENSATION                       AWARDS
                                            -------------------------------------------     -----------------
                                                                                                SECURITIES
                                    FISCAL                               OTHER ANNUAL            UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR    SALARY ($)   BONUS ($)   COMPENSATION($) (1)    OPTIONS/SARS(#)(2)   COMPENSATION ($)
---------------------------         -----   ----------   ---------   -------------------    ------------------   ----------------

George F. Pickett...............     1998     $294,540   $118,000          $ 1,290                  94,300          $44,181  (3)
      Chairman of the Board and      1997      283,200    113,000            1,473                 132,900           42,480  (3)
      Chief Executive Officer        1996      271,020    108,000           13,278                      --           40,653  (3)

John W. Beiser..................     1998      287,520    115,000            1,260                  92,000           43,128  (4)
      President and Secretary        1997      276,480    111,000            1,650                 129,700           41,472  (4)
                                     1996      264,600    106,000            2,617                      --           39,690  (4)

Ronald V. Sapp..................     1998      165,800     65,000               --                  37,100           23,255  (5)
      Senior Vice President--        1997      127,800     51,000               --                  42,000           17,230  (5)
      Finance and Chief              1996      116,160     50,000               --                      --           15,116  (5)
      Financial Officer

Edward J. Paquette (6)..........     1998      165,800     65,000               --                  37,100           18,072  (7)
      Senior Vice President--        1997      155,000     62,000               --                  53,600           10,810  (7)
      Operations of ASA

-------------------------

(1) At the end of fiscal 1995, ASA's Compensation Committee authorized ASA to pay to each of Messrs. Pickett and Beiser annually reimbursements to cover Medicare tax liability with respect to the vested portion of his respective interest in the SERP. Messrs. Pickett and Beiser received such reimbursements in 1996, 1997 and 1998. Such reimbursements were disclosed as additional salary in the Summary Compensation Table in prior years.

(2) For grants in periods prior to May 21, 1997, reflects shares underlying SARs granted in the respective year, all of which were canceled on May 21, 1997 and replaced on a one-for-one basis by stock options with the same basic terms as the outstanding SARs. For grants in periods after May 21, 1997, reflects shares underlying options.

(3) Includes contributions by the Company of $44,181 and $42,480 to the Deferred Compensation Plan in 1998 and 1997, respectively; and contributions by ASA of $40,653 to the Deferred Compensation Plan in 1996.

(4) Includes contributions by the Company of $43,128 and $41,472 to the Deferred Compensation Plan in 1998 and 1997, respectively; and contributions by ASA of $39,690 to the Deferred Compensation Plan in 1996.

(5) Includes contributions by the Company of $16,580 and $12,780 to the Deferred Compensation Plan, and $6,675 and $4,450 by ASA to the Savings Plan in 1998 and 1997, respectively; and contributions by ASA of $11,616 to the Deferred Compensation Plan and $3,500 to the Savings Plan in 1996.

(6) Mr. Paquette was named as Senior Vice President--Operations of ASA on April 21, 1997. The Company's Board of Directors designated Mr. Paquette as an "executive officer" of the Company on May 21, 1997 because he performs policy-making functions for the Company.

(7) Includes contributions by ASA of $16,580 and $10,810 to the Deferred Compensation Plan in 1998 and 1997, respectively; and contributions by ASA of $1,492 to the Savings Plan in 1998.

STOCK OPTION GRANTS AND RELATED INFORMATION

         The following table sets forth information concerning all options granted in 1998 to the named executive officers. No other options were granted to the named executive officers in 1998.


                                                OPTION GRANTS IN 1998
                                                      INDIVIDUAL GRANTS
                           ---------------------------------------------------------------
                              NUMBER OF          % OF                                        POTENTIAL REALIZABLE VALUE
                             SECURITIES          TOTAL                                        AT ASSUMED ANNUAL RATES
                             UNDERLYING         OPTIONS        EXERCISE                     OF STOCK PRICE APPRECIATION
                               OPTIONS        GRANTED TO       OR BASE                           FOR OPTION TERM
                               GRANTED         EMPLOYEES        PRICE        EXPIRATION     ---------------------------
NAME                           (#) (1)          IN 1998         ($/SH)          DATE            5%               10%
-----------------------    --------------     -----------      ---------     -----------    ----------     ------------

George F. Pickett.....           94,300          22.8%           $40.625       2/11/03      $1,058,518     $2,339,112

John W. Beiser........           92,000          22.2%           $40.625       2/11/03      $1,032,700     $2,282,060

Ronald V. Sapp........           37,100           9.0%           $40.625       2/11/03      $  416,448     $ 920,266

Edward J. Paquette....           37,100           9.0%           $40.625       2/11/03      $  416,448     $ 920,266

-------------------------

(1) The options granted become exercisable in two equal annual installments beginning on the first anniversary of the date of grant. The exercisability of options may be accelerated upon the optionee's retirement with consent of the Company, death or material disability. The exercise price may be paid with the delivery of already-owned shares or through a broker-assisted exercise.

         On February 15, 1999, the Company amended the ASA Holdings, Inc. 1997 Nonqualified Stock Option Plan (the "1997 Plan") to provide that in the event of a Change in Control, all options granted under the 1997 Plan will become fully vested and immediately exercisable. "Change in Control" is defined as set forth in the amendment to the 1997 Plan. Consummation of the Offer constituted a Change in Control under the 1997 Plan. The Company has also previously granted to certain directors of the Company options to purchase shares under the Company's 1998 Nonqualified Stock Option Plan for Non-Employee Directors, all of which options are fully exercisable by their terms. Under the terms of the Merger Agreement, each of the employee and director stock options outstanding as of the Effective Time will be canceled in return for a cash payment to the option holder equal to the product of (A) the merger consideration minus the per share exercise price of the option, multiplied by
(B) the number of shares subject to the option.

         The following table sets forth information with respect to the named executive officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


                                                              NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN-THE-
                                                                   OPTIONS AT                     MONEY OPTIONS
                                                               FISCAL YEAR-END (#)          AT FISCAL YEAR-END ($)(1)
                                                           ----------------------------    ---------------------------
                           SHARES ACQUIRED    VALUE
NAME                       ON EXERCISE (#)   REALIZED ($)  EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                       ---------------  ------------   -----------    -------------    -----------   -------------

George F. Pickett.....             --              --        341,800         94,300         2,822,514            --

John W. Beiser .......        204,000       3,657,731        129,700         92,000         1,053,813            --

Ronald V. Sapp........         38,800         887,675         65,400         37,100           341,250            --

Edward  J. Paquette...         26,800         489,250             --         63,900                --       247,900

(1) The fair market value of the Common Stock at the close of business on December 31, 1998, was $30.50 per share based on the closing price per share as quoted on the Nasdaq National Market.

EXECUTIVE DEFERRED COMPENSATION PLAN

         Pursuant to the Atlantic Southeast Airlines, Inc. Executive Deferred Compensation (Retirement) Plan, as amended on February 15, 1999 (the "Deferred Plan"), each month the Employer (defined as either the Company or Atlantic Southeast Airlines, Inc.) contributes an amount equal to 15% of the compensation of a Class A participant (senior executive officer designated by the Company's Board) and 10% of the compensation of a Class B participant (officer designated by the Company's Board), to a fund established to receive and invest such contributions. No employee contributions are allowed. Employees may direct the investment of their accounts. If a participant's employment is terminated without Cause or if the participant terminates employment for Good Reason within two years after a Change in Control, the participant will have a nonforfeitable vested interest in all benefits accrued under the terms of the Deferred Plan. "Change in Control," "Cause" and "Good Reason" are defined as set forth in the Deferred Plan. The definition of "Change in Control" was amended on February 15, 1999 to conform to the definition of "Change in Control" in the 1997 Plan. The consummation of the Offer constituted a Change in Control under the Deferred Plan.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

         The Company maintains a Supplemental Executive Retirement Plan ("SERP") to provide certain of its key executives with supplemental retirement income. Currently, Messrs. Pickett and Beiser are the only SERP participants. Under the SERP, after reaching age 55 and after retiring or terminating employment with the Company and its subsidiaries, participants will be entitled to annual benefits, paid on a monthly basis, of $150,000 offset by (i) 50% of the participant's annual Social Security benefits projected as of the last day of the calendar month of the participant's actual date of retirement or termination of employment; (ii) the actuarial equivalent, expressed as an annual benefit for the life of the participant, of 100% of the vested amount in the participant's Employer Matching Account under the Savings Plan as of the last day of the calendar month containing the participant's actual date of retirement or termination; and (iii) the actuarial equivalent, expressed as an annual benefit for the life of the participant, of 100% of the participant's vested benefits under the Deferred Compensation Plan as of the last day of the calendar month containing the participant's actual date of retirement or termination of employment. For each year that the participant continues to be employed by the Company and its subsidiaries after reaching age 55 and until the attainment of age 65, the base amount of his benefits under the SERP is increased by an additional 6%. As of the date of this report, the benefits payable to Messrs. Pickett and Beiser would be $178,652 annually, reduced by the applicable amounts of their benefits under the Savings Plan, the Deferred Compensation Plan and Social Security. On February 15, 1999, the SERP was amended to change the "Change in Control" definition to have the same meaning as in the 1997 Plan.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         EMPLOYMENT AND CONSULTING AGREEMENTS

         On February 15, 1999, the Company and Messrs. George F. Pickett and John W. Beiser (each an "Executive") agreed pursuant to certain memorandum agreements (each a "Memorandum Agreement") with Delta to negotiate in good faith to enter into formal written employment and consulting agreements incorporating the terms described below, with the intention that such employment and consulting agreements will be executed prior to Effective Time.

         Pursuant to the terms of the Memorandum Agreements, Mr. Pickett is to serve as Chief Executive Officer of the Company and Mr. Beiser is to serve as President and Secretary of the Company from February 15, 1999 until the Effective Time or such shorter period as provided by the Memorandum Agreements (the "Employment Term") and each is to serve as a non-employee consultant of the Company from the Effective Time until the 180th day following the Effective Time or such shorter period as provided by the Memorandum Agreements (the "Consulting Term"). During the Employment Term and the Consulting Term, the Company is to pay Messrs. Pickett and Beiser base salaries at the rate in effect as of February 15, 1999 and each is to continue to earn an annual bonus entitlement equal to 40% of his respective base salary on the same terms that currently apply to such officer under the Company's annual bonus plan. As of the 180th day following the Effective Time, the Company shall pay to Mr. Pickett and to Mr. Beiser a lump sum payment (the "Special Consideration") of $427,267 and $416,896, respectively (provided, however, that such payment is subject to a reduction, if necessary, if it would be treated as an "excess parachute payment" under Section 280G of the Internal Revenue Code, as amended (the "Code")), as consideration for each officer's agreement to render services and honor the non-competition covenant in the Memorandum Agreements. Pursuant to the terms of the Memorandum Agreements, from February 15, 1999 until the second anniversary of the Effective Time, neither Mr. Pickett nor Mr. Beiser may (i) directly or indirectly provide management or executive services to any person or entity operating a commuter airline using planes with a capacity of less than 70 seats in any market in which the Company currently operates or (ii) solicit or hire any employee of the Company to perform a service on behalf of a competitor similar to any service performed by such employee on behalf of the Company. If the Executive's employment or consulting services are terminated without Cause (as defined in the Memorandum Agreements) or because of death or disability during the Employment Term or Consulting Term, the Executive will receive accrued salary, a pro rata bonus and the Special Consideration.

         SPECIAL SEVERANCE PLAN

         On February 15, 1999, the Company adopted the ASA Holdings, Inc. Special Severance Plan (the "Severance Plan"). Generally, the Severance Plan provides that if the Company terminates the employment of an eligible executive (which includes certain senior officers other than Mr. Pickett and Mr. Beiser) without "Cause" or the executive terminates for "Good Reason" within two years of a "Change in Control," the executive will receive an amount in cash equal to either 18 or 24 months of the executive's highest annual rate of base salary in effect during the twelve-month period immediately prior to termination plus an average of the executive's bonus for the last two years, subject to a reduction, if necessary, if the payments thereunder would be treated as "excess parachute payments" under Section 280G of the Code. In addition, the executive will also receive continued coverage under the Company's medical, dental and life insurance plans for the same number of months. In the event the executive cannot continue to participate in such plans, the Company will otherwise provide such benefits on the same after-tax basis as if continued participation had been permitted. "Cause," "Good Reason" and "Change in Control" are defined as set forth in the Severance Plan. Consummation of the Offer constituted a Change in Control under the Severance Plan.

         RETENTION AGREEMENTS

         On February 15, 1999, the Company entered into retention agreements (each a "Retention Agreement") with each of Ronald V. Sapp and Edward J. Paquette. Mr. Sapp's Retention Agreement provides that if Mr. Sapp is still employed with the Company on the six month anniversary of the closing of the Offer, Mr. Sapp will receive a lump sum amount equal to approximately three times the annual base salary payable to Mr. Sapp for the 1999 calendar year (provided, however, that such payment is subject to a reduction, if necessary, if it would be treated as an "excess parachute payment" under Section 280G of the Code). Mr. Paquette's Retention Agreement provides that if Mr. Paquette is still employed with the Company on the six month anniversary of the closing of the Offer, he will receive a lump sum amount equal to the annual base salary payable to him for the 1999 calendar year. The Retention Agreements also provide that each of Messrs. Sapp and Paquette will receive such amount if the Company terminates the employee's employment without "Cause" or the employee terminates for "Good Reason" prior to the six month anniversary of the closing of the Offer. "Cause" and "Good Reason" are defined as set forth in the Retention Agreements.

         INDEMNITY AGREEMENTS OF EXECUTIVE OFFICERS AND DIRECTORS

         On February 15, 1999, the Board of Directors authorized the Company to enter into an Indemnity Agreement (each an "Indemnity Agreement of Executive Officer") with each of six of its executive officers, including George F. Pickett, John W. Beiser, Edward J. Paquette, Ronald V. Sapp, R. Mark Bole and Renee Skinner. The Indemnity Agreement of Executive Officer provides the Indemnitee with specific contractual assurance that indemnification protection provided under the Company's Bylaws will be available to Indemnitee regardless of, among other things, any amendment to or revocation of the Company's Articles or Bylaws or a Change in Control of the Company. The Indemnity Agreement of Executive Officer further provides that the Company has purchased and maintains directors' and officers' insurance consisting of a primary policy providing $15 million in aggregate coverage and a supplemental policy providing $15 million in aggregate coverage, and that the Company will maintain such insurance coverage for so long as Indemnitee shall continue to serve as an executive officer of the Company or thereafter shall be subject to any possible Claim or threatened, pending or completed litigation. "Indemnitee," "Change in Control" and "Claim" are defined as set forth in the form of Indemnity Agreement of Executive Officer.

         On February 15, 1999, the Board of Directors authorized the Company to enter into an Indemnity Agreement (each an "Indemnity Agreement of Director") with each of its directors, which included at such time George F. Pickett, John
W. Beiser, Jean A. Mori, Parker H. Petit, Alan M. Voorhees, Ralph M. Voorhees and George Berry. The terms of the Indemnity Agreement of Director are substantially similar to the terms of the Indemnity Agreement of Executive Officer described above.

         AMENDED AND RESTATED FOUNDING OFFICER AGREEMENT

         The Company, Atlantic Southeast Airlines, Inc. and George F. Pickett and John W. Beiser, respectively, are parties to Amended and Restated Founding Officer Agreements, each dated April 16, 1997, as further amended on February 15, 1999, pursuant to which if Mr. Pickett or Mr. Beiser, as the case may be, ceases to be an employee of the Company within two years after a Change in Control, the Company and Atlantic Southeast Airlines, Inc. will pay Mr. Pickett or Mr. Beiser, as applicable, the lesser of (i) two times gross compensation accrued in the last twelve months or (ii) the maximum amount which may be paid to Mr. Pickett or Mr. Beiser, as applicable, which is deductible to the Company under Section 280G of the Code. "Change in Control" is defined as set forth in the Amended and Restated Founding Officer Agreement.

         CERTAIN TRAVEL BENEFITS

         On February 15, 1999, in recognition of Mr. Pickett's and Mr. Beiser's founding the Company and of their service to the Company, the Board granted lifetime travel privileges to Mr. Pickett and his wife and to Mr. Beiser, his wife and Mr. Beiser's dependent children, respectively, on all Atlantic Southeast Airlines flights.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS

         The following table sets forth certain information as to the Common Stock of the Company beneficially owned as of February 18, 1999 by each person, other than persons whose ownership is reflected under the caption "Security Ownership of Management," who is known by the Company to own, directly or indirectly, more than 5% of the outstanding shares of the Company's Common Stock, and reflects information presented in each such person's Schedule 13D or
Schedule 13G (and amendments, if any, thereto) as filed with the Securities and Exchange Commission and provided to the Company.

                                                AMOUNT AND NATURE OF      PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP       CLASS (1)
------------------------------------            --------------------      ----------

Delta Air Lines  Holdings, Inc. (2).........         7,995,000              28.03%
     1101 North Market Street
     Suite 1300
     Wilmington, DE 19801

FMR Corporation.............................         3,003,800 (3)          10.53%
     82 Devonshire Street
     Boston, MA 02109

(1) Percent of Class is based on 28,523,177 shares of the Company's Common Stock outstanding as of February 18, 1999 (excluding treasury shares).

(2) Delta Air Lines Holdings, Inc. is a wholly-owned subsidiary of Delta. As a result of the consummation of the Offer, Delta beneficially owned 91% of the Company's outstanding common stock on March 22, 1999.

(3) Based upon an amendment to the Schedule 13G filed on February 11, 1999 with the Securities and Exchange Commission by FMR Corp. ("FMR"), Edward C. Johnson, III and Abigail P. Johnson. Of the shares reported,
         (a) 2,500,700 shares are owned beneficially by Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR and an investment advisor to various investment companies (the "Funds"), (b) 1,570,000 shares are owned beneficially by Fidelity Low-Priced Stock Fund (the "Fund"), a registered investment company, and (c) 503,100 shares are owned beneficially by Fidelity Management Trust Company ("FMTC"), a wholly-owned subsidiary of FMR. According to the Schedule 13G as amended, (i) each of FMR, Fidelity, Mr. Johnson and the Funds has the sole power to dispose of all 2,500,700 of the shares owned by the Funds, and (ii) the sole power to vote the shares owned directly by the Funds resides with the Funds' Board of Trustees. Each of Mr. Johnson and FMR, through its control of FMTC, has sole dispositive power over 503,100 shares and sole power to vote or direct the voting of 446,400 shares owned by the above beneficial owners.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information as to the Common Stock beneficially owned as of February 18, 1999 by each of the Company's directors, each executive officer, and all directors and executive officers as a group.

                                                      AMOUNT AND NATURE OF             PERCENT OF
NAME OF BENEFICIAL OWNER                              BENEFICIAL OWNERSHIP             CLASS (1)
------------------------                              --------------------             --------

George F. Pickett...........................              810,287  (2)(3)                 2.8%

John W. Beiser..............................              467,847  (3)(4)                 1.6%

Ronald V. Sapp..............................               70,439  (3)                       *

R. Mark Bole................................                9,800  (3)                       *

Jean A. Mori................................                6,124  (5)(8)                    *

Parker H. Petit.............................               10,000  (8)                       *

Alan M. Voorhees............................              248,027  (6)(8)                    *

Ralph W. Voorhees...........................               43,200  (7)(8)                    *

George Berry................................                6,000  (8)                       *

Edward J. Paquette..........................               18,550  (3)                       *

All directors, nominees and executive
officers as a group (ten persons)...........            1,690,274  (9)                    5.9%

---------------------

*        Represents holdings of less than 1%.

(1) Information with respect to beneficial ownership is based upon information furnished by each owner. Percent of Class is based on 28,523,177 shares of the Company's Common Stock outstanding as of February 18, 1999 (excluding treasury shares).

(2) Includes 118,650 shares held by the wife of George F. Pickett, as to which shares Mr. Pickett disclaims any beneficial ownership interest.

(3) Includes shares of the Company's Common Stock that the individual has the right to acquire, on or before April 19, 1999 (60 days from February 18, 1999), through the exercise of options granted under the Nonqualified Stock Option Plan (see "Stock Option Grants and Related Information") as follows: George F. Pickett - 310,350 shares; John W. Beiser - 175,700 shares; Ronald V. Sapp - 60,550 shares; Edward J. Paquette - 18,550 shares; and R. Mark Bole - 8,600 shares. As previously noted because consummation of the Offer constituted a Change in Control under this plan, all outstanding options have vested.

(4) Includes 140,000 shares held by the wife of John W. Beiser, as to which shares Mr. Beiser disclaims any beneficial ownership interest.

(5) Includes 230 shares held by the wife of Jean A. Mori, as to which shares Mr. Mori disclaims any beneficial ownership interest.

(6) Includes 243,027 shares held by irrevocable trusts created for the benefit of the adult children of Alan M. Voorhees, as to which shares Mr. Voorhees disclaims any beneficial ownership interest.

(7) Includes 19,300 shares held by the wife of Ralph W. Voorhees, as to which shares Mr. Voorhees disclaims any beneficial ownership interest.

(8) Includes 5,000 shares that the individual has the right to acquire through the exercise of options granted under the Company's Nonqualified Stock Option Plan for Non-Employee Directors.

(9) Includes an aggregate of 598,750 shares which the directors and executive officers as a group have the right to acquire as of April 19, 1999 through the exercise of options.

         Pursuant to the Shareholders Agreement (as defined below), Messrs. Pickett and Beiser and their wives tendered into the Offer a total of 499,937 shares and 292,147 shares of the Company's common stock, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Since 1984, ASA has operated from the Atlanta and Dallas/Fort Worth hubs as a "Delta Connection" carrier pursuant to a marketing agreement with Delta. ASA leases reservation equipment and certain terminal facilities from Delta and Delta provides certain services to ASA, including reservation and ground handling services at certain stations. Expenses paid under the joint marketing agreement during the 1998 fiscal year were approximately $11,812,000. In addition, at December 31, 1998, Delta owed ASA approximately $225,000 for various services performed by ASA for Delta and ASA owed Delta approximately $2,068,000 for various services performed by Delta for ASA, as described above. During 1998, approximately 84% of ASA's passengers connected with or from Delta flights at ASA's Atlanta, Georgia and Dallas/Fort Worth, Texas hubs.

        As of February 18, 1999, Delta (through its wholly owned subsidiary Delta Air Lines Holdings, Inc.) beneficially owned approximately 28.03% of the Company's outstanding Common Stock. On March 19, 1999, Delta completed the Offer and accepted 18,011,033 shares of the Company's common stock representing 91.15% of the outstanding shares. Upon approval by holders of a majority of the Company's outstanding common stock at a special meeting of shareholders to be called by the Company pursuant to the Merger Agreement, Purchaser will be merged with and into the Company, and the Company will be a wholly-owned subsidiary of Delta. Delta has sufficient voting power to approve the Merger without the vote of any other shareholder. See "Recent Developments" for information regarding the Merger Agreement as well as Delta's Offer to purchase the Company.

         THE SHAREHOLDERS AGREEMENT

         Delta entered into a shareholders agreement, dated as of February 15, 1999 (the "Shareholders Agreement"), with George F. Pickett, John W. Beiser, Elizabeth H. Pickett and Maureen W. Beiser (collectively, the "Interested Shareholders"). Pursuant to the Shareholders Agreement, each Interested Shareholder agreed to tender, or cause to be tendered, upon the request of Delta (and agree that, subject to applicable law, he or she will not withdraw), pursuant to and in accordance with the terms of the Offer, all outstanding shares of the Company's common stock beneficially owned by such Interested Shareholder. Further, the Interested Shareholders agreed not to vote any shares in favor of the approval of any (i) Acquisition Proposal (as defined in the Shareholders Agreement), (ii) reorganization, recapitalization, liquidation or winding up of ASA or any other extraordinary transaction involving ASA, (iii) corporate action the consummation of which would frustrate the purposes, or prevent or delay the consummation, of the transactions contemplated by the Merger Agreement or (iv) other matter relating to, or in connection with, any of the foregoing matters.

         CONFIDENTIALITY AGREEMENT

         On February 9, 1999, Delta and the Company entered into a confidentiality agreement (the "Confidentiality Agreement"), under which the Company agreed to provide certain confidential information relating to its operations to Delta. Pursuant to the Confidentiality Agreement, Delta agreed that Delta and its representatives would hold non-public information received from the Company under the Confidentiality Agreement in confidence, except to the extent that disclosure is legally mandated or compelled by any court, tribunal or governmental authority. The Confidentiality Agreement does not limit Delta's use of any information which (i) was previously known by Delta or its representatives, (ii) was independently developed by Delta or its representatives, (iii) was acquired by Delta or its representatives from a third party which is not obligated not to disclose such information or (iv) which is or becomes publicly available through no breach by Delta of its obligations under the Confidentiality Agreement.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

         l. The following financial statements of the Registrant required by this Item are included at Item 8 hereof:

         Consolidated Balance Sheets as of December 31, 1998 and 1997;

         Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996;

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996;

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996;

         Notes to Consolidated Financial Statements; and

         Report of Independent Auditors.

         2. The following financial statement schedules of the Registrant required by this Item are included as pages 54 through 57 of this Report on Form 10-K:

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

(b) ASA Holdings filed no current reports on Form 8-K during the fourth quarter of 1998.

                                   SCHEDULE I
                        CONDENSED FINANCIAL INFORMATION
                                 OF REGISTRANT

                      ASA HOLDINGS, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   December 31,
                                                              1998            1997
                                                              ----            ----

ASSETS
Current Assets
   Cash and cash equivalents                               $  3,468       $  1,093
   Receivables from affiliates                                8,821          5,542
   Accounts receivable                                            8              8
                                                           --------       --------
                                                             12,297          6,643

Investment in Subsidiaries                                  300,883        295,851
Other Assets                                                  1,261          1,274
                                                           --------       --------

TOTAL ASSETS                                               $314,441       $303,768
                                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                        $      0       $  2,172
   Accrued compensation and related expenses                  2,012          3,433
   Other accrued expenses                                       253            242
                                                           --------       --------
                                                              2,265          5,847

Non-Current Liabilities                                       2,403          1,996

Shareholders' Equity
   Common stock                                               2,854          2,973
   Retained earnings                                        306,919        292,952
                                                           --------       --------
                                                            309,773        295,925

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $314,441       $303,768
                                                           ========       ========


See accompanying note.

                                   SCHEDULE I
                        CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT - CONTINUED

                      ASA HOLDINGS, INC. (PARENT COMPANY)
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)


Years Ended December 31,                                     1998            1997
                                                           --------       --------

Cost Sharing Revenues                                      $  1,479       $  1,404
                                                           --------       --------

Total Revenues                                                1,479          1,404

Operating Expenses
   General and administrative                                 1,473          1,319
   Depreciation and amortization                                122            122
                                                           --------       --------

Total Operating Expenses                                      1,595          1,441
                                                           --------       --------

Net Operating Loss                                             (116)           (37)

Non Operating Income (Loss)                                     121            (37)
                                                           --------       --------

Income before Income Taxes                                        5              0

Income Taxes                                                      5              0
                                                           --------       --------

Net Income before Equity in Earnings of Subsidiaries              0              0

Net Income of Subsidiaries                                   66,137         54,512
                                                           --------       --------

Net Income                                                 $ 66,137       $ 54,512
                                                           ========       ========

                                   SCHEDULE I
                        CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT - CONTINUED

                      ASA HOLDINGS, INC. (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


Years Ended December 31,                                     1998            1997
                                                             ----            ----

OPERATING ACTIVITIES:
Net Income of Subsidiaries                                 $ 66,137       $ 54,512
Adjustment to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Undistributed earnings of subsidiaries                  (5,037)       (35,616)
     Other                                                      (72)            30
Changes in Operating Assets and Liabilities:
     Receivables                                             (3,279)        (2,743)
     Other assets                                                13            (60)
     Accounts payable                                        (2,172)         2,172
     Accrued compensation and related expenses                  542          2,880
     Other liabilities                                        1,829            648
                                                           --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    57,961         21,823

FINANCING ACTIVITIES
Dividends Paid                                              (13,095)       (11,970)
Proceeds from Exercise of Stock Options                       8,911          5,480
Purchase of Common Stock                                    (51,402)       (14,240)
                                                           --------       --------
NET CASH USED IN FINANCING ACTIVITIES                       (55,586)       (20,730)


INCREASE IN CASH AND CASH EQUIVALENTS                         2,375          1,093
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                1,093              0
                                                           --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $  3,468       $  1,093
                                                           ========       ========

Note to Condensed Financial Statements

Note A -- Basis of Presentation

ASA Holdings, Inc., the parent company, was formed pursuant to a corporate reorganization which was effective December 31, 1996. ASA Holdings, Inc. holds all of the outstanding shares of Atlantic Southeast Airlines, Inc. and ASA Investments, Inc. The Company's investment in these subsidiaries is stated using the equity method of accounting. ASA Holdings, Inc. received dividends from ASA Investments, Inc. in the amount of $54.6 million and from Atlantic Southeast Airlines, Inc. in the amount of $6.5 million during 1998.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                               December 31, 1998
--------------------------------------------------------------------------------


            Col. A                                 Col. B                Col. C                 Col. D                Col. E
                                                                        Additions
                                                                        ---------
                                                 Balance at     Charged to     Charged to                             Balance at
Description                                     beginning of     cost and    other accounts    Deductions               end of
                                                   period        expenses      (describe)      (describe)               period
Year ended December 31, 1996
Reserves and allowances deducted
   from asset accounts:
Allowance for doubtful accounts                  $  266,343      $(25,000)                   $   (36,996) (A)         $  204,347
Allowance for obsolescence of
   expendable parts                               4,048,772       567,788                       (413,818) (B)          4,202,742
                                                 ----------      --------        ------      -----------              ----------
                                                 $4,315,115      $542,788        $  -0-      $  (450,814)             $4,407,089

Year ended December 31, 1997
Reserves and allowances deducted
   from asset accounts:
Allowance for doubtful accounts                  $  204,347      $120,000                    $   (29,358) (A)         $  294,989
Allowance for obsolescence of
   expendable parts                               4,202,742       737,208                                              4,939,950
                                                 ----------      --------        ------      -----------              ----------
                                                 $4,407,089      $857,208        $  -0-      $   (29,358)             $5,234,939

Year ended December 31, 1998
Reserves and allowances deducted
   from asset accounts:
Allowance for doubtful accounts                  $  294,989      $ 20,000                    $  (171,785) (A)         $  143,204
Allowance for obsolescence of
   expendable parts                               4,939,950       470,725                       (709,108) (C)          4,701,567
                                                 ----------      --------        ------      -----------              ----------

                                                 $5,234,939      $490,725        $  -0-      $  (880,893)             $4,844,771
                                                 ==========      ========        ======      ===========              ==========

(A)      Uncollectible Accounts charged off during the period.
(B)      Obsolete parts charged off during the period.
(C)      Parts which were sold were written off during the period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ASA HOLDINGS, INC.



Date:    March 24, 1999         By:   /s/ George F. Pickett
                                      -----------------------------------------
                                      George F. Pickett
                                      Chairman of the Board and Chief Executive
                                      Officer (Principal Executive Officer)

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated:


/s/   George F. Pickett
--------------------------------------------
George F. Pickett, Chairman of the Board and                          March 24, 1999
Chief Executive Officer (Principal Executive
Officer) and Director

/s/   John W. Beiser                                                  March 24, 1999
--------------------------------------------
John W. Beiser, President, Secretary and
Director

/s/   Ronald V. Sapp                                                  March 24, 1999
--------------------------------------------
Ronald V. Sapp,  Senior Vice  President-
Finance  (Principal Financial and Accounting
Officer)

/s/   George Berry                                                    March 24, 1999
--------------------------------------------
George Berry, Director

/s/   Jean A. Mori                                                    March 24, 1999
--------------------------------------------
Jean A. Mori, Director

/s/   Parker H. Petit                                                 March 24, 1999
--------------------------------------------
Parker H. Petit, Director

/s/   Ralph W. Voorhees                                               March 24, 1999
--------------------------------------------
Ralph W. Voorhees, Director

/s/   Alan M. Voorhees                                                March 24, 1999
--------------------------------------------
Alan M. Voorhees, Director

                                 EXHIBIT INDEX

Exhibit Number and Description


 2       Agreement and Plan of Merger dated as of February 15, 1999, among
         ASA Holdings, Inc., Delta Air Lines, Inc. and Delta Sub, Inc. (filed as Exhibit 4 to the Company's Schedule 14D-9 dated February 22, 1999
         (the "Schedule 14D-9") and incorporated herein by reference.)

 3(a) Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-4
         [Registration No. 333-13071], as amended [the "Reorganization
         Registration Statement"].)

 3(b)    Bylaws of the Registrant.

10.1     Stock Agreement dated as of March 17, 1997, between ASA Holdings,
         ASA, Delta and Delta Holdings. (Incorporated by reference to Exhibit
         10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, file number 0-29558, filed with the Commission on March 31, 1997.)

10.2     Delta Connection Agreement dated July 1, 1986, between ASA and Delta.
         (Incorporated by reference to Exhibit 10(a) to Amendment No. 1 to
         ASA's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1996, file number 0-29558, filed with the Commission on November
         26, 1997.) Letter Agreement dated February 19, 1987 from Delta and agreed to and accepted by ASA. (Incorporated by reference to Exhibit
         10(b) to Amendment No. 1 to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-29558, filed with the Commission on November 26, 1997.) Amendment to the Delta
         Connection Agreement dated December 17, 1987, between Delta and ASA.
         (Incorporated by reference to Exhibit 10(c) to Amendment No. 1 to
         ASA's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1996, file number 0-29558, filed with the Commission on November
         26, 1997.) Amendment to the Delta Connection Agreement effective July
         1, 1988, between Delta and ASA. (Incorporated by reference to Exhibit
         10(d) to Amendment No. 1 to ASA's Quarterly Report on


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

10.3     Office Lease Agreement dated December 18, 1991, by and between ASA and
         Trident Partners. (Incorporated by reference to Exhibit 10(q) to ASA's
         Annual Report on Form 10-K for the year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992.)

10.4     Lease Agreement dated April 1, 1988, between ASA and Macon - Bibb
         County Industrial Authority. (Incorporated by reference to Exhibit
         10(k) to ASA's Annual Report on Form 10-K for the year ended December
         31, 1992, file number 0-11097, filed with the Commission on March 31, 1993.)

10.5     Credit Agreement dated as of December 24, 1986, among ASA, ASA
         Investments, and Manufacturers Hanover Leasing International Corp.,
         American Security Bank, N.A., Barclays Bank PLC, B.S.F.E. - Banque de la Societe Financiere Europeene, Canadian Imperial Bank of Commerce,
         Citizens and Southern National Bank, Continental Illinois National
         Bank and Trust Company of Chicago, Kawasaki Lease Financing Inc.,
         National Bank of Canada, National Bank of Georgia and The Royal Bank of Canada. (Incorporated by reference to Exhibit 10(f) to ASA's Annual
         Report on Form 10-K for the year ended December 31, 1991, file number
         0-11097, filed with the Commission on March 27, 1992.) Amendment No. 1 dated as of February 20, 1987. (Incorporated by reference to Exhibit
         10(f) to ASA's Annual Report on Form 10-K for the year ended December
         31, 1992, file number 0-11097, filed with the Commission on March 31, 1993.) Amendment No. 2 dated as of May 23, 1989. (Incorporated by reference to Exhibit 19(a) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, file number 0-11097, filed with the commission on November 11, 1989.) Amendment No. 3 dated as of August 17, 1989. (Incorporated by reference to Exhibit 19(b) to ASA's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1989, file number 0-11097, filed with the Commission on November 11, 1989.) Fourth Amendment dated September 17, 1996. (Incorporated by reference to Exhibit 10(f) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the Fourth
         Amendment.

10.6     Single Payment Note, dated January 26, 1987, payable to SunTrust Bank.
         (Incorporated by reference to Exhibit 10(g) to ASA's Annual Report on
         Form 10-K for the year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992.)


10.7     Credit Agreement dated as of April 23, 1987, among ASA, ASA
         Investments, Inc., Manufacturers Hanover Leasing International Corp.,
         Kawasaki Lease Financing, Inc. and Credit Lyonnais, Cayman Islands
         Branch. (Incorporated by reference to Exhibit 10(i) to ASA's Annual
         Report on Form 10-K for the year ended December 31, 1991, file number
         0-11097, filed with the Commission on March 27, 1992.) Amendment No. 1 dated as of May 23, 1989. (Incorporated by reference to Exhibit 19(c) to ASA's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1989, file number 0-11097, filed with the Commission on November
         11, 1989.) Second Amendment dated as of October 31, 1989.
         (Incorporated by reference to Exhibit 10(s) to ASA's Annual Report on
         Form 10-K for the year ended December 31, 1989, file number 0-11097, filed with the Commission on March 30, 1990.) Third Amendment dated
         September 17, 1996. (Incorporated by reference to Exhibit 10(h) to
         ASA's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1996, file number 0-11097, filed with the Commission on November
         14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the Third Amendment.

10.8     Credit Agreement dated June 15, 1990 between ASA and Bank of America
         National Trust and Savings Association ("Bank of America").
         (Incorporated by reference to Exhibit 10(h) to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1996, file number 0-29558, filed with the Commission on March 31, 1997.) First
         Amendment dated September 13, 1996 (Incorporated by reference to
         Exhibit 10(j) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the First Amendment.

10.9 Credit Agreement dated December 1, 1990 between ASA and Wachovia Bank of Georgia, N.A. ("Wachovia"). (Incorporated by reference to Exhibit
         10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, file number 0-29558, filed with the Commission on March 31, 1997.) Amendatory Agreement dated July 6,
         1993. Second Amendment dated September 13, 1996. (Incorporated by reference to Exhibit 10(l) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the Second
         Amendment.

10.10    Credit Agreement dated February 25, 1991 between ASA and Bank of
         America. (Incorporated by reference to Exhibit 10(j) to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1996, file number 0-29558, filed with the Commission on March 31, 1997.) First Amendment dated September 13, 1996. (Incorporated by reference to Exhibit 10(n) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the First Amendment.

10.11    Credit Agreement dated April 19, 1991 between ASA and Wachovia.
         (Incorporated by reference to Exhibit 10(k) to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1996, file number 0-29558, filed with the Commission on March 31, 1997.) First
         Amendment dated September 13, 1996. (Incorporated by reference to
         Exhibit 10(p) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the First Amendment.

10.12 Credit Agreement dated June 1, 1992, among ASA, Wachovia, in both its capacities as Lender and Agent, and the Bank of Tokyo - Mitsubishi, LTD., Atlanta Agency f/k/a The Bank of Tokyo, Ltd., Atlanta Agency.
         (Incorporated by reference to Exhibit 10(l) to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1996, file number 0-29558, filed with the Commission on March 31, 1997.) First
         Amendment dated September 13, 1996. (Incorporated by reference to
         Exhibit 10(r) to ASA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file number 0-11097, filed with the Commission on November 14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the First Amendment.

10.13    Credit Agreement with Trust Company Bank dated as of April 20, 1994.
         (Incorporated by reference to Exhibit 10(a) to ASA's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, file number
         0-11097, filed with the Commission on May 13, 1994.) Confidential treatment has been granted by the Commission with respect to certain provisions in this Credit Agreement. First Amendment dated September
         11, 1996. (Incorporated by reference to Exhibit 10(t) to ASA's
         Quarterly Report on Form 10-Q for the fiscal quarter ended September
         30, 1996, file number 0-11097, filed with the Commission on November
         14, 1996.) Confidential treatment has been applied for with respect to certain provisions in the First Amendment.

10.14    Aircraft Purchase Agreement dated August 27, 1990, between ASA and
         Embraer - Empresa Brasileira de Aeronautica S.A. (Incorporated by reference to Exhibit 10(t) to ASA's Annual Report on Form 10-K for the year ended December 31, 1990, file number 0-11097, filed with the Commission on March 29, 1991.) Confidential treatment has been granted for with respect to certain provisions in this exhibit.

10.15    Purchase Agreement Assignment [N630AS] dated June 22, 1995; Purchase
         Agreement Assignment [N631AS] dated June 22, 1995; Purchase Agreement
         Assignment [N632AS] dated June 22, 1995; Purchase Agreement Assignment
         [N633AS] dated June 22, 1995; Purchase Agreement Assignment [N634AS] dated June 22, 1995;


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

10.16 Aircraft Purchase Agreement dated as of April 15, 1993, between ASA and Embraer-Empresa Brasileira de Aeronautica S.A., related Letter
         Agreements (I), (II), and (III) dated as of April 15, 1993, and a
         Second Amendment dated as of April 15, 1993, to a Letter Supplement dated as of November 21, 1988. (Incorporated by reference to Exhibit
         10(a) to ASA's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.

10.17 Participation Agreement dated as of May 1, 1993 between the Company and Antoine Finance Corporation. (Incorporated by reference to Exhibit
         10(b) to ASA's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.

10.18 Unconditional Guaranty of Performance between the Company and Avions de Agreement between the Company and Avions de Transport Regional dated February 10, 1993 and related letter agreements. (Incorporated by reference to Exhibit 10(d) to ASA's quarterly report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993.)

10.19    Purchase Agreement Assignment No. 1 dated May 10, 1993, Purchase
         Agreement Assignment No. 2 dated May 12, 1993, Purchase Agreement
         Assignment No. 3 dated May 26, 1993, Purchase Agreement Assignment No.
         4 dated June 16, 1993, Purchase Agreement Assignment No. 5 dated June
         23, 1993, and Purchase Agreement Assignment No. 6 dated July 21, 1993, all with respect to ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993 and related letter agreements. (Incorporated by reference to Exhibit 10(e) to ASA's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1993, file number 0-11097, filed with the Commission on August 16, 1993.) Purchase Agreement Assignment No. 7 dated August 25, 1993,
         Purchase Agreement Assignment No. 8 dated September 9, 1993, and
         Purchase Agreement Assignment No. 9 dated September 23, 1993.
         (Incorporated by reference to Exhibit 10(b) to ASA's quarterly report on Form 10-Q for the quarter ended September 30, 1993, file number
         0-11097, filed with the Commission on November 15, 1993.)


10.20 Collateral Assignment of Purchase Agreement with Trust Company Bank dated as of April 20, 1994 with respect to ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated February
         10, 1993. Incorporated by reference to Exhibit 10(b) to ASA's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, file number 0-11097, filed with the Commission on May 13, 1994.)

10.21    Sublease Agreement [N630AS] dated as of June 22, 1995, between the
         Company and Antoine Finance Corporation and related Sublease
         Supplement [N630AS] dated June 22, 1995; Sublease Tax Indemnity
         Agreement [N630AS] dated June 22, 1995; and Nondisturbance and
         Recognition Agreement [N630AS] dated June 22, 1995. (Incorporated by reference to Exhibit 10(d) to ASA's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on February 23, 1996.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.

10.22    Sublease Agreement [N631AS] dated as of June 22, 1995, between the
         Company and Antoine Finance Corporation and related Sublease
         Supplement [N631AS] dated June 22, 1995; Sublease Tax Indemnity
         Agreement [N631AS] dated June 22, 1995; and Nondisturbance and
         Recognition Agreement [N631AS] dated June 22, 1995. (Incorporated by reference to Exhibit 10(e) to ASA's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on February 23, 1996.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.

10.23    Sublease Agreement [N632AS] dated as of June 22, 1995, between the
         Company and Antoine Finance Corporation and related Sublease
         Supplement [N632AS] dated June 22, 1995; Sublease Tax Indemnity
         Agreement [N632AS] dated June 22, 1995; and Nondisturbance and
         Recognition Agreement [N632AS] dated June 22, 1995. (Incorporated by reference to Exhibit 10(f) to ASA's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on February 23, 1996.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.

10.24    Sublease Agreement [N633AS] dated as of June 22, 1995, between the
         Company and Antoine Finance Corporation and related Sublease
         Supplement [N633AS] dated June 22, 1995; Sublease Tax Indemnity
         Agreement [N633AS] dated June 22, 1995; and Nondisturbance and
         Recognition Agreement [N633AS] dated June 22, 1995. (Incorporated by reference to Exhibit 10(g) to ASA's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on February 23, 1996.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.


10.25    Sublease Agreement [N634AS] dated as of June 22, 1995, between the
         Company and Antoine Finance Corporation and related Sublease
         Supplement [N634AS] dated June 22, 1995; Sublease Tax Indemnity
         Agreement [N634AS] dated June 22, 1995; and Nondisturbance and
         Recognition Agreement [N634AS] dated June 22, 1995. (Incorporated by reference to Exhibit 10(h) to ASA's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on February 23, 1996.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.

10.26    Sublease Agreement [N635AS] dated as of June 22, 1995, between the
         Company and Antoine Finance Corporation and related Sublease
         Supplement [N635AS] dated June 22, 1995; Sublease Tax Indemnity
         Agreement [N635AS] dated June 22, 1995; and Nondisturbance and
         Recognition Agreement [N635AS] dated June 22, 1995. (Incorporated by reference to Exhibit 10(i) to ASA's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on February 23, 1996.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.

10.27    Sublease Agreement [N636AS] dated as of June 22, 1995, between the
         Company and Antoine Finance Corporation and related Sublease
         Supplement [N636AS] dated June 22, 1995; Sublease Tax Indemnity
         Agreement [N636AS] dated June 22, 1995; and Nondisturbance and
         Recognition Agreement [N636AS] dated June 22, 1995. (Incorporated by reference to Exhibit 10(j) to ASA's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on February 23, 1996.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.

10.28    Sublease Agreement [N637AS] dated as of June 22, 1995, between the
         Company and Antoine Finance Corporation and related Sublease
         Supplement [N637AS] dated June 22, 1995; Sublease Tax Indemnity
         Agreement [N637AS] dated June 22, 1995; and Nondisturbance and
         Recognition Agreement [N637AS] dated June 22, 1995. (Incorporated by reference to Exhibit 10(k) to ASA's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on February 23, 1996.) Confidential treatment has been granted by the Commission with respect to certain provisions in this exhibit.

10.29 Agreement to Lease Used British Aerospace 146 Series 200 Aircraft between British Aerospace Holdings, Inc. Asset Management Organization and the Company dated as of October 2, 1995. (Incorporated by reference to Exhibit 10(ac) to ASA's Annual Report on Form 10-K for the year ended December 31, 1995, file number 0-11097, filed with the Commission on April 1, 1996.)


10.30    JetSpares Agreement, dated as of October 2, 1995, between British
         Aerospace Holdings, Inc., Avro International Aerospace Division, and
         ASA. (Incorporated by reference to Exhibit 10(ad) to ASA's Annual
         Report on Form 10-K for the year ended December 31, 1995, file number
         0-11097, filed with the Commission on April 1, 1996.)

10.31    Engine Maintenance Cost Protection Program Agreement between
         AlliedSignal, Inc., AlliedSignal Engines and the Company dated as of October 2, 1995. (Incorporated by reference to Exhibit 10(ae) to ASA's
         Annual Report on Form 10-K for the year ended December 31, 1995, file number 0-11097, filed with the Commission on April 1, 1996.)

10.32 Customer Support Agreement (ALF 502 Series TurboFan Engines) between AlliedSignal Aerospace-Engine Division and the Company dated as of October 2, 1995. (Incorporated by reference to Exhibit 10(af) to ASA's Annual Report on Form 10-K for the fiscal year ended December
         31, 1995, file number 0-11097, filed with the Commission on April 1, 1996.)

10.33    1990 Stock Appreciation Rights Plan of Atlantic Southeast Airlines,
         Inc. (Incorporated by reference to Exhibit 19(a) to ASA's Quarterly
         Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990.)*

10.34    Atlantic Southeast Airlines, Inc. Executive Deferred Compensation
         (Retirement) Plan dated May 15, 1990. (Incorporated by reference to
         Exhibit 19(b) to ASA's Quarterly Report for the quarter ended June 30,
         1990, file number 0-11097, filed with the Commission on August 13, 1990.) First Amendment to Executive Deferred Compensation (Retirement)
         Plan dated December 31, 1992. (Incorporated by reference to Exhibit
         10(s) to ASA's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1993.)*

10.35    Atlantic Southeast Airlines, Inc. Supplemental Executive Retirement
         Plan effective May 24, 1995. (Incorporated by reference to Exhibit
         10(a) to ASA's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995.)*

10.36    Bombardier Purchase Agreement No. P.A.-0372 and related Letter
         Agreements. (Incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for the period ended June 30,
         1997, file number 0-29558, filed with the Commission on August 14, 1997.) Confidential treatment has been applied for with respect to certain provisions in these exhibits.


10.37    ASA Holdings, Inc. 1997 Nonqualified Stock Option Plan (filed as
         Appendix A to the Company's Proxy Statement for the 1997 Annual
         Meeting of Shareholders and incorporated herein by reference.)*

10.38    ASA Holdings, Inc. 1998 Nonqualified Stock Option Plan for
         Non-Employee Directors (filed as Appendix A to the Company's Proxy
         Statement for the 1998 Annual Meeting of Shareholders and incorporated herein by reference.)*

10.39.1  Credit Agreement dated as of June 26, 1998 by and among ASA Holdings,
         Inc., the Lenders named therein and NationsBank, N.A., as Issuing Bank and Administrative Agent (the "1998 Credit Agreement") (filed as
         Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1998 and incorporated herein by reference.)

10.39.2  First Amendment dated as of March 22, 1999 to 1998 Credit Agreement.

10.40    First Amendment dated September 3, 1998 to Purchase Agreement No.
         P.A. - 0372 dated April 17, 1997 between Bombardier Inc. and Atlantic
         Southeast Airlines, Inc., and related letter agreements. Confidential treatment has been applied for with respect to certain provisions in this exhibit (filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.)

10.41    Purchase Agreement No. P.A. - 0430 dated September 3, 1998 between
         Bombardier Inc. and Atlantic Southeast Airlines, Inc., and related letter agreements. Confidential treatment has been applied for with respect to certain provisions in this exhibit (filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1998 and incorporated herein by reference.)

10.42 Memorandum Agreement (with respect to employment and consulting), dated as of February 15, 1999, among George F. Pickett, ASA Holdings,
         Inc. and Delta Air Lines, Inc. (filed as Exhibit 7 to the Company's
         Schedule 14D-9 and incorporated herein by reference.)*

10.43 Memorandum Agreement (with respect to employment and consulting), dated as of February 15, 1999, among John W. Beiser, ASA Holdings,
         Inc. and Delta Air Lines, Inc. (filed as Exhibit 8 to the Company's
         Schedule 14D-9 and incorporated herein by reference.)*

10.44    The Company Special Severance Plan (filed as Exhibit 9 to the
         Company's Schedule 14D-9 and incorporated herein by reference.)*


10.45 Form of Retention Agreement between the Company and Ronald V. Sapp dated as of February 15, 1999 (filed as Exhibit 10 to the Company's
         Schedule 14D-9 and incorporated herein by reference.)*

10.46    Form of Retention Agreement between the Company and Edward J.
         Paquette dated as of February 15, 1999 (filed as Exhibit 11 to the
         Company's Schedule 14D-9 and incorporated herein by reference.)*

10.47    Amendment to the Company 1997 Nonqualified Stock Option Plan (filed as
         Exhibit 12 to the Company's Schedule 14D-9 and incorporated herein by reference.)*

10.48    Second Restatement and Amendment By the Entirety of and Third
         Amendment to the Atlantic Southeast Airlines, Inc. Executive Deferred
         Compensation (Retirement) Plan (filed as Exhibit 13 to the Company's
         Schedule 14D-9 and incorporated herein by reference.)*

10.49    Stock Agreement among Delta Air Lines, Inc., Atlantic Southeast
         Airlines, Inc. and the Company dated as of March 17, 1997 (filed as
         Exhibit 14 to the Company's Schedule 14D-9 and incorporated herein by reference.)

10.50 Form of Indemnity Agreement of Executive Officer (filed as Exhibit 15 to the Company's Schedule 14D-9 and incorporated herein by reference.)*

10.51    Form of Indemnity Agreement of Director (filed as Exhibit 16 to the
         Company's Schedule 14D-9 and incorporated herein by reference.)*

10.52    Amended and Restated Founding Officer Agreement among George F.
         Pickett, Atlantic Southeast Airlines, Inc. and the Company dated as of
         April 16, 1997 and amended as of February 15, 1999 (filed as Exhibit
         17 to the Company's Schedule 14D-9 and incorporated herein by reference.)*

10.53    Amended and Restated Founding Officer Agreement among John W. Beiser,
         Atlantic Southeast Airlines, Inc. and the Company dated as of April
         16, 1997 and amended as of February 15, 1999 (filed as Exhibit 18 to the Company's Schedule 14D-9 and incorporated herein by reference.)*

10.54 Confidentiality Agreement between Delta and the Company dated as of February 9, 1999 (filed as Exhibit 19 to the Company's Schedule 14D-9 and incorporated herein by reference.)

10.55    Second Amendment to the Company's Supplemental Executive Retirement
         Plan (filed as Exhibit 20 to the Company's Schedule 14D-9 and incorporated herein by reference.)*


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